Form 10-K
period 2009-12-31
Harvard Illinois Bancorp, Inc.
filed 2010-05-12
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 000-53935

HARVARD ILLINOIS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-2238553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

58 North Ayer Street, Harvard Illinois	60033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (815) 943-5261

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

There was no outstanding voting common equity of the Registrant as of June 30, 2009. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on April 8, 2010, as reported by the OTC Bulletin Board, was approximately $7.8 million.

As of April 8, 2010, there was issued and outstanding 784,689 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

ITEM 1.	Business

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions (including real estate values, loan demand and employment levels), either nationally or in our market areas, that are different than expected;

•	competition among depository and other financial institutions;

•	our ability to improve our asset quality even as we increase our non-residential lending;

•	our success in increasing our commercial real estate and commercial business lending, including agricultural lending;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of our financial instruments and real estate;

•	adverse changes in the securities markets;

•

changes in laws or government regulations or policies affecting financial institutions, including changes in deposit insurance premiums, regulatory fees, capital requirements and consumer protection measures, which increase our compliance costs;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully grow our Morris operations;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Chicago.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Harvard Savings Bank

Harvard Savings Bank is an Illinois-chartered savings bank headquartered in Harvard, Illinois. Harvard Savings Bank was organized in 1934, and reorganized into the mutual holding company structure in 2005 by forming Harvard Savings, MHC.

In April 2008, Morris Building & Loan, s.b., a mutual institution, merged into Harvard Savings Bank. Morris Building & Loan, s.b., which had $36 million in assets at the time of the merger, currently operates as a branch of Harvard Savings Bank. We provide financial services to individuals, families and businesses through our three banking offices located in the Illinois counties of McHenry and Grundy. See “Business of Harvard Savings Bank.”

On April 8, 2010, Harvard Savings, MHC converted from mutual to stock form and, as part of that transaction, Harvard Savings Bank became a wholly owned subsidiary of Harvard Illinois Bancorp, Inc.

Harvard Savings Bank’s executive offices are located at 58 North Ayer Street, Harvard, Illinois 60033. Our telephone number at this address is (815) 943-5261.

Harvard Illinois Bancorp, Inc.

Harvard Illinois Bancorp, Inc. (sometimes referred to herein as “we” or “us”) was incorporated as a Maryland corporation on September 14, 2009 and owns all of the outstanding shares of common stock of Harvard Savings Bank as a result of the conversion from mutual to stock form of Harvard Savings, MHC on April 8, 2010. Harvard Illinois Bancorp, Inc. has not engaged in any business to date other than owning the common stock of Harvard Savings Bank.

On April 8, 2010, Harvard Illinois Bancorp, Inc. completed its initial public offering of common stock. In the offering, Harvard Illinois Bancorp, Inc. issued a total of 784,689 shares of its common stock for an aggregate of $7,846,890 in total offering proceeds.

Information in this Annual Report on Form 10-K prior to the completion of our initial public offering on April 8, 2010, including consolidated financial data presented as of and for the periods ended December 31, 2009 and earlier, refers to Harvard Savings, MHC, its direct subsidiary (Harvard Illinois Financial Corporation) and its indirect subsidiary (Harvard Savings Bank).

Our executive offices are located at 58 North Ayer Street, Harvard, Illinois 60033. Our telephone number at this address is (815) 943-5261. Our website address is www.harvardsavingsbank.com. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.

Market Area and Competition

We conduct business through our main office and one branch office located in Harvard, Illinois and an additional branch office located approximately 80 miles away in Morris, Illinois. All three of our offices are located in McHenry and Grundy Counties, Illinois. Harvard, Illinois is located approximately 70 miles to the Northwest of Chicago while Morris, Illinois is located approximately 60 miles to the Southwest of Chicago.

Our primary market area consists of McHenry, Grundy and, to a lesser extent, Boone counties, Illinois, and Walworth county, Wisconsin. This area includes small towns, rural communities as well as bedroom communities of Chicago. The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support for the area economy. Although Harvard is a small, relatively rural community with a relatively small population base, it is located next to faster-growing commercial and bedroom communities near the Northwest collar counties of Chicago. Morris also is a small town with a relatively small population base, located close to faster-growing commercial and bedroom communities near the Southwest collar counties of Chicago.

The local economy has been significantly affected by the recession. McHenry and Grundy Counties’ and Illinois’ respective March 2010 unemployment rates were 11.3%, 14.8% and 11.7%, as compared to U.S. unemployment rate of 10.2%. In 2009, according to published sources, per capita income for McHenry and Grundy Counties were $34,218 and $27,938, respectively, and the median household incomes were $83,224 and $66,608, respectively, compared to per capita income for the United States and the State of Illinois of $27,277 and $28,587, respectively, and median household income of $54,719 and $60,823, respectively.

We face competition within our market area both in making loans and attracting deposits. Our market area has a significant concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2009, based on the most recent available FDIC data, our market share of deposits represented 1.4% and 3.1% of FDIC-insured deposits in McHenry and Grundy Counties, Illinois, respectively.

Competition for financial services in our primary market area is significant, particularly in light of the large number of institutions that maintain a presence in the counties. Among our competitors are much larger and more diversified institutions, which have greater resources than we maintain. Financial institution competitors in our primary market area include other locally based thrifts and banks, as well as regional, super regional and money center banks. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service.

Lending Activities

Our principal lending activity is originating one- to four-family residential mortgage loans and, to a lesser extent, commercial real estate, commercial and industrial, home equity, construction, agricultural and other loans. Historically, we also have purchased a significant number of indirect automobile loans, although during 2008 we determined to substantially reduce our purchases due to loan concentration issues and economic conditions. In recent years, we have expanded and expect to continue to expand our commercial real estate and commercial and industrial loan portfolios in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. In addition, in December 2009, we hired an experienced agricultural lending officer and commenced an agricultural lending program. We have focused our efforts in this area on borrowers seeking loans in the $1.0 million or less range. As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which differentiates us from larger commercial banks in our primary market area. Subject to future market, economic and regulatory conditions, we expect commercial real estate and commercial and industrial lending will continue to be an area of loan growth.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$53,733	48.43%	$62,809	51.52%
Home equity line of credit and other 2nd mortgage	12,315	11.10	11,115	9.12
Multi-family	175	0.16	1,114	0.91
Commercial	20,133	18.14	16,163	13.26
Farmland	459	0.41	177	0.14
Construction and land development	5,323	4.80	6,112	5.01

Total real estate loans	92,138	83.04	97,490	79.96

Commercial and industrial	6,557	5.91	5,308	4.36
Agriculture	778	0.70	—	—
Consumer loans:
Purchased indirect automobile	11,018	9.93	18,203	14.93
Other	469	0.42	916	0.75

Total consumer loans	11,487	10.35	19,119	15.68

Total loans	110,960	100.00%	121,917	100.00%

Deferred loan costs (fees)	(14)		(45)
Loans in process	(625)		(123)
Allowance for losses	(1,426)		(1,000)

Loans, net	$108,895		$120,749

Contractual Maturities and Interest Rate Sensitivity. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2009. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family Residential	HELOC & Other 2nd Mortgage	Multi- Family	Commercial Real Estate	Farmland	Construction & Land Development	Commercial & Industrial	Agriculture	Purchased Indirect Automobile	Other Consumer	Total

Amounts due in:
One year or less	$1,113	$713	$—	$953	$—	$2,617	$2,161	$40	$475	$192	$8,264
More than one to two years	1,950	1,171	—	1,865	—	1,103	888	303	1,652	90	9,022
More than two to three years	2,158	635	—	8,774	—	—	236	—	3,280	83	15,166
More than three to five years	8,131	2,038	40	6,069	98	1,513	2,046	435	5,078	91	25,539
More than five to ten years	12,750	4,170	—	1,552	174	15	1,226	—	533	13	20,433
More than ten to fifteen years	5,029	3,588	—	641	—	—	—	—	—	—	9,258
More than fifteen years	22,602	—	135	279	187	75	—	—	—	—	23,278

Total	$53,733	$12,315	$175	$20,133	$459	$5,323	$6,557	$778	$11,018	$469	$110,960

The following table sets forth our fixed and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	One- to Four-Family Residential	HELOC & Other 2nd Mortgage	Multi- Family	Commercial Real Estate	Farmland	Construction & Land Development	Commercial & Industrial	Agriculture	Purchased Indirect Automobile	Other Consumer	Total
Interest rate terms on amounts due after one year:
Fixed-rate loans	$46,884	$2,429	$175	$17,947	$459	$1,398	$3,991	$435	$10,543	$275	$84,536
Adjustable-rate loans	5,736	9,173	—	1,233	—	1,308	405	303	—	2	18,160

Total	$52,620	$11,602	$175	$19,180	$459	$2,706	$4,396	$738	$10,543	$277	$102,696

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 25% of our total capital plus the allowance for loan losses. At December 31, 2009, our loan-to-one-borrower limit was approximately $3.4 million. Our largest loan totaled $3.0 million and was secured by a mortgage on an auto dealership in the Chicagoland area. At December 31, 2009, this loan was performing in accordance with its terms.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

Under our loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to an officer for approval. An officer then reviews these materials and verifies that the requested loan meets our underwriting guidelines described below.

All one- to four-family residential loans up to $500,000, vacant land loans up to $250,000, and any consumer loans require approval of our loan committee consisting of three officers. All such loan approvals are reported at the next board meeting following said approval. All secured commercial loans, including agricultural loans, up to $1,500,000 and unsecured loans up to $250,000 must be approved by our commercial credit management committee, which currently consists of our Chief Executive Officer, Executive Vice President and our two Vice Presidents – Commercial Loan Officers. These approvals are reported at the next board meeting following said approval. All other loans must be approved by the board.

Generally, we require title insurance or title searches on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

One- to Four-Family Residential Real Estate Lending. The cornerstone of our lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2009, $53.7 million, or 48.43% of our total loan portfolio consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential loan balance was $103,000. Virtually all of the residential loans we originate are secured by properties located in our market area. See “—Originations, Sales and Purchases of Loans.”

Due to consumer demand in the current low market interest rate environment, many of our recent originations are 10- to 30-year fixed-rate loans secured by one- to four-family residential real estate. We generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards to permit their sale. During the last several years, consistent with our asset-liability management strategy, we have sold most of the fixed rate one- to four-family residential loans we originated with original terms to maturity in excess of ten years.

During recent years, as a part of our asset/liability management policy, we have also originated seven-year balloon loans with up to 30-year amortization schedules secured by one- to four-family real estate. At December 31, 2009, we had $19.1 million of such loans.

In order to reduce the term to repricing of our loan portfolio, we also originate adjustable-rate one- to four-family residential mortgage loans. However, our ability to originate such loans is limited in the current low interest rate environment due to low consumer demand. Our current adjustable-rate mortgage loans carry interest rates that adjust annually at a margin over the one year U.S. Treasury index. Many of our adjustable-rate one- to four-family residential mortgage loans have fixed rates for initial terms of three to five years. Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by us generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on many of our adjustable-rate loans do not adjust for the first three to five years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2009, $5.8 million, or 10.84% of our one- to four-family residential loans, had adjustable rates of interest.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one- to four-family residential mortgage loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one- to four-family residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 75% for one- to four-family homes, with higher limits applicable to loans with private mortgage insurance on owner-occupied residences.

At December 31, 2009, we had $2.5 million of one- to four-family residential mortgage loans that were 60 days or more delinquent.

Commercial Real Estate Lending. In recent years, in an effort to enhance the yield and reduce the term to maturity of our loan portfolio, we have sought to increase our commercial real estate loans. At December 31, 2009, we had $20.1 million in commercial real estate loans, representing 18.14% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we intend to continue to focus on this kind of lending.

Most of our commercial real estate loans have balloon loan terms of three to ten years with amortization terms of 15 to 25 years and fixed interest rates. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. At December 31, 2009, our largest commercial real estate loan totaled $3.0 million and was secured by a mortgage on an automobile dealership outside our market area in Cook County, Illinois. At December 31, 2009, this loan was performing in accordance with its terms.

Set forth below is information regarding our commercial real estate loans at December 31, 2009.

Type of Loan	Number of Loans	Balance
		(In thousands)
Auto Dealership	1	$3,029
Retail, Other	14	5,648
Industrial	3	420
Mixed Use	24	9,771
Other	4	1,265

Total	46	$20,133

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial real estate loans are appraised by outside independent appraisers approved by the board of directors or by internal evaluations, where permitted by regulation. Personal guarantees are generally obtained from the principals of commercial real estate loans.

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

In December 2009, we hired Verne Sisson, a commercial loan officer with over 20 years of agricultural and commercial lending experience in the Harvard community. With this hire, we intend to increase our origination of real estate loans for the purchase of farmland in our market area. See our discussion of our lending for the purchase of farmland under the heading “Farmland” below.

Multi-Family Real Estate Lending. We make a limited number of loans on multi-family residences in our market area. Such loans have terms and are underwritten similarly to our commercial real estate loans and are subject to similar risks.

Home Equity Lending. We originate variable-rate home equity lines-of-credit and, to a lesser extent, fixed- and variable-rate loans secured by liens on the borrower’s primary residence. Our home equity products are limited to 75% of the property value less any other mortgages. Prior to 2009, we originated home equity loans up to 90% of the property value to our customers where we serviced their first lien mortgage loan. As of December 31, 2009, we had no home equity loans that were originated at loan to value ratios above 90%. We use the same underwriting standards for home equity lines-of-credit and loans as we use for one- to four-family residential mortgage loans. Our home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal. The product has a rate ceiling of 18%. Our home equity line-of-credit loans originated in 2009 have a rate floor of 4 - 4.25%. In 2010, we increased the floor on these loans to 4.50%. We currently offer home equity loans with fixed-rate terms that amortize over a period of up to 15 years. Our home equity lines-of-credit provide for an initial draw period of up to ten years, with monthly payments of interest calculated on the outstanding balance. At the end of the initial ten years, the line may be paid in full or restructured at our then current home equity program.

At December 31, 2009, we had $12.3 million or 11.10% of total loans in home equity loans and outstanding advances under home equity lines and an additional $8.3 million of funds committed, but not advanced, under the home equity lines-of-credit. We intend to continue promoting the equity line-of-credit product as an important piece of our loan portfolio and to help us manage our asset/liability position.

Construction and Land Lending. We make construction loans to builders and developers for the construction of one- to four- and multi-family residential units and to individuals for the construction of their primary or secondary residence. We also make a limited amount of land loans to developers, primarily for the purpose of developing residential subdivisions.

At December 31, 2009, we had one outstanding one- to four-family construction loan commitment for $15,000.

The application process includes a submission to us of plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). Our construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Outside independent licensed appraisers or title company representatives under a construction loan escrow agreement inspect the progress of the construction of the dwelling before disbursements are made.

We occasionally make loans to builders and developers “on speculation” to finance the construction of residential property. At December 31, 2009, we had no construction loan secured by a one- to four-family residential property built on speculation.

We also make construction loans for commercial development projects such as multi-family, apartment and other commercial buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 75%. At December 31, 2009, we had three construction loans with an outstanding aggregate balance of $3.2 million representing 2.89% of the total loan portfolio and $910,000 of undrawn commitments which were secured by commercial property. Our largest construction loan commitment totaled $1.4 million and was made to a builder/developer for a mixed use business development property located outside our market area in Cook County, Illinois. At December 31, 2009, we also had one land development loan totaling $207,000 representing 0.19% of our total loan portfolio. This loan was to a developer on a commercial property in our market area.

We also make loans to builders and developers for the development of one- to four-family lots in our market area. These loans have terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 65% on raw land and up to 75% on developed building lots based upon an independent appraisal. We obtain personal guarantees for our land loans. At December 31, 2009, we had one land development loan of $1.1 million to a builder/developer representing 0.99% of our total loan portfolio on residential development properties. This loan is located in our market area.

Loans to individuals for the construction of their residences typically run for up to seven months and then convert to permanent loans. These construction loans have rates and terms comparable to one- to four-family residential loans offered by us. During the construction phase, the borrower pays interest only at a fixed rate. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

The following table sets forth the composition of our portfolio of construction, land and land development loans by loan type at the date indicated.

	At December 31, 2009
	Number of Loans	Loans in Process	Net Principal Balance	Non-Performing
	(Dollars in thousands)

One-to-four- family construction	1	$—	$15	—
Non-residential construction(1)	3	716	3,207	—
Residential land and land development	2	—	1,178	—
Non-residential land and land development	1	—	207	—

Total construction and land development loans	7	$716	$4,607	—

(1)	At December 31, 2009, unfunded commitments totaled $194,000 on nonresidential construction loans.

Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions (including the current recessionary economy and adverse real estate market) on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

We have significantly decreased our construction loan originations in the last 18 months in light of adverse conditions in our local real estate market and economy.

Farmland. At December 31, 2009, our commercial loans secured by farmland amounted to $459,000 or 0.41% of the total loan portfolio. These loans are primarily secured by farmland located in our market area. Our adjustable rate farmland loans have interest rates that generally adjust every one, three or five years in accordance with a designated index and are generally amortized over 15-25 years. Our fixed rate farmland loans generally are for terms of up to 15 years, although many are amortized over longer periods, and include a balloon payment at maturity. Our lending policies on such loans generally limit the maximum loan-to-value ratio to 75% of the lesser of the appraised value or purchase price of the property.

While we may earn higher yields on agricultural mortgage loans than on single-family residential mortgage loans, agricultural-related lending involves a greater degree of risk than single-family residential mortgage loans because of the typically larger loan amounts and potential volatility in the market. In addition, repayments on agricultural loans are substantially dependent on the successful operation of the underlying business and the value of the property collateralizing the loan, both of which are affected by many factors, such as weather and changing market prices, outside the control of the borrower.

Our farmland loans generally are underwritten to conform to agency guidelines to qualify for a government guarantee of up to 90% of the original loan amount, which in turn qualifies them to be sold to a variety of investors in the secondary market. Once the government guarantee is secured from Farmers Home Loan Administration, the guarantee covers up to 90% of any loss on the loan. We may sell into the secondary market longer-term fixed rate agricultural mortgage loans, which we service for the secondary market purchaser.

Commercial and Industrial Lending. We originate commercial and industrial loans and lines of credit to small- and medium-sized companies in our primary market area. Our commercial and industrial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Our commercial and industrial loans generally carry a floating-rate indexed to the prime rate as published in The Wall Street Journal and a one-year term. All of our commercial and industrial loans are secured. Subject to future economic, market and regulatory conditions, we intend to focus on this kind of lending.

The following table sets forth the composition of our commercial and industrial loan portfolio by loan type at December 31, 2009. The balance set forth below do not include $1.4 million committed but undrawn lines of credit on commercial and industrial loans.

Type of Loan	Number of Loans	Total Balance
		(In thousands)

Industrial secured, term loan	3	$928
Industrial secured, line of credit	4	290
Retail secured, term loan	22	1,574
Retail secured, line of credit	7	1,630
Healthcare secured, term loan	6	819
Mixed use secured, term loan	3	490
Mixed use secured, line of credit	5	826

Total	50	$6,557

When making commercial and industrial loans, we consider the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial and industrial loans are generally secured by accounts receivable, inventory, equipment and personal guarantees.

Commercial and industrial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards and personal guarantees.

At December 31, 2009, our largest commercial and industrial loan relationship was a $1.0 million commercial line of credit to an automobile dealer in our market area. At December 31, 2009, this loan was performing in accordance with its terms.

Agricultural Lending. As noted above, in December 2009, we hired a commercial loan officer with over 20 years of agricultural lending experience to increase our origination of agricultural operating lines of credit and intermediate-term loans, and we expect a substantial increase in this type of lending. We expect our agricultural operating lines of credit generally will have terms of one year and will be secured by growing crops, livestock and equipment, and mortgages on the farmland. We generally expect our intermediate-term loans will have terms of 2-7 years and will be secured by machinery and equipment. At December 31, 2009, we had $778,000 in agriculture loans, representing 0.70% of our total loan portfolio. Generally these loans are extended to farmers in our market area for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The maximum term for equipment secured loans will be tied directly to the useful life of the underlying collateral but cannot exceed 10 years. The interest rate is generally increased with respect to the longer terms loans due to the rate exposure of these loans. The amount of the commitment is based on management’s review of the borrower’s business plan, prior performance, marketability of crops, and current market prices. We will examine recent financial statements and will evaluate cash flow analysis and debt-to-net worth, and liquidity ratios. Loans for crop production generally require 75% or more crop insurance coverage.

The repayment of agricultural business loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices and changes in weather conditions. These developments may result in smaller harvests and less income for farmers which may adversely affect such borrower’s ability to repay a loan. Many of our borrowers also have more than one agricultural business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on an agricultural commercial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of agricultural business loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Consumer Lending. We make secured and unsecured loans to consumers. However, during recent years, we have focused most of our consumer lending efforts on purchases of indirect automobile loans.

In an effort to expand and diversify our loan portfolio and increase the overall yield on our loan portfolio, since 1999 we have purchased indirect loans on new and used automobiles located primarily in Cook County, Illinois. Although we do not separately underwrite each purchased loan, we thoroughly review the knowledge and experience of the originators’ management teams, their underwriting standards, and their historical loss rates. In 2008, we dramatically reduced new indirect automobile loan purchases based on the risk concentration in our portfolio, liquidity requirements, and current economic conditions. We may resume purchases in the future depending on our portfolio concentrations, other lending opportunities and the economic environment.

Under the loan purchase arrangement, on a monthly basis the seller aggregates indirect automobile loans into separate loan pools. The pools are then segregated into risk categories with each category having predefined limits as to the maximum amounts allowed. Generally, the pools are sold without recourse. We receive a listing of the individual loans in the pool, including loan and borrower information prior to funding the purchase but we are not generally permitted to substitute loans in a pool or purchase part of a pool.

The seller is responsible for dealer relationships and the monitoring of their performance. The seller performs all servicing functions including the collection of principal, interest, and fees as well as repossessions and recoveries. Thus, we are not involved in the sale of repossessed vehicles.

We perform semi-annual reviews of newly purchased loan files and review operational procedures as part of our internal audit function. For the fiscal years ended December 31, 2009 and 2008, we purchased $0 and $5.5 million of such loans, respectively. At December 31, 2009, we had approximately $11.0 million of purchased indirect automobile loans outstanding, representing 9.93% of our gross loan portfolio. Included in the balance at December 31, 2009 was $3.1 million of automobile loans with no credit score or a credit score below 660 (which loans are considered by the FDIC to have certain features of subprime lending).

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances as well as the current slowing economy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. For the years ended December 31, 2009 and December 31, 2008, we had net charge-offs of $231,000 and $233,000, respectively, on consumer loans. At December 31, 2009 and 2008, we had nonperforming consumer loans of $62,000 and $47,000, respectively. At December 31, 2009, we had $74,000 of repossessed automobiles. In addition, on the same date, there were purchased indirect automobile loans totaling $180,000 and other consumer loans totaling $46,000 that were delinquent 30 days or more.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell certain of the loans we originate into the secondary market. We consider our own balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We generally do not make loan sale commitments until we receive a corresponding borrower commitment. To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2009, we serviced $62.0 million of loans held by other institutions.

From time to time, to diversify our risk, we purchase interests in various types of loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2009, we had $9.0 million in loan participation interests.

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make a required monthly loan payment by the last day of the month, a late notice is generated stating the payment and late charges due. Our policies provide that borrowers that become 60 days or more delinquent are contacted by phone or mail to determine the reason for nonpayment and to discuss future payments. If repayment is not possible or doubtful, the loan will be brought to the board of directors for possible foreclosure. Once the board of directors declares a loan due and payable, a certified letter is sent to the borrower explaining that the entire balance of the loan is due and payable. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. If the borrower does not respond, we will initiate foreclosure proceedings.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal which is obtained as soon as practicable, typically after the foreclosure process has begun but no later than 30 days after acquisition. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

While delinquencies and repossession of purchased indirect automobile loans are handled by the loan seller, we selectively audit this process to ensure that our interests are protected.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We generally do not forgive principal or interest on loans. We will temporarily modify the terms of loans, typically for one year or less, to lower interest rates (which may be at below market rates), and/or to provide for longer amortization schedules (up to 40 years), and/or provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2009, we had two loans for $947,000 that was classified as a troubled debt restructuring. These loans were secured by commercial real estate.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2009			2008
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family	$737	$967	$1,564	$1,231	$944	$863
Home equity line of credit and other 2nd mortgage	73	169	61	77	212	53
Multi-family	—	—	—	—	—	—
Commercial	78	—	171	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	1,500	—	—

Total real estate loans	888	1,136	1,796	2,808	1,156	916
Commercial and industrial	—	—	75	—	—	—
Agriculture	—	—	—
Consumer loans:
Purchased indirect automobile	89	45	46	125	87	39
Other	9	21	16	23	15	8

Total consumer loans	98	66	62	148	102	47

Total	$986	$1,202	$1,933	$2,956	$1,258	$963

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Federal Deposit Insurance Corporation to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of delinquency status, typically when a loan becomes 60 days past due and collection proceedings begin, or if a loan possesses weaknesses although currently performing. The watch list describes the action plan and nature and type of underlying collateral for each problem loan, as well as the date and amount of the most recent appraisal for real estate loans. Management reviews the status of each loan on our watch list on a monthly basis and then with the board of directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified substandard.

On the basis of this review of our assets, our classified and special mention and other watch assets at the dates indicated were as follows:

	At December 31,
	2009	2008
	(Dollars in thousands)

Watch loans	$5,292	$3,864
Special mention assets	518	—
Substandard assets	4,261	3,824
Doubtful assets	—	—
Loss assets	—	—

Total watch and classified assets	$10,071	$7,688

Non-Performing Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Restructured loans are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for a reasonable period of time (typically six months) and the ultimate collectibility of the total contractual principal and interest is reasonably assured.

The following table sets forth information regarding our nonperforming assets, including troubled debt restructurings, at the dates indicated. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates.

	At December 31,
	2009	2008
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$1,857	$1,663
Home equity lines of credit and other 2nd mortgage	11	53
Multi-family	—	—
Commercial	171	794
Farmland	—	—
Construction and land development	—	196

Total real estate loans	2,039	2,706
Commercial and industrial	95	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	27	16
Other	16	8

Total consumer loans	43	24

Total nonaccrual loans	$2,177	$2,730

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$—
Home equity line of credit and other 2nd mortgage	50	—
Multi-family	—	—
Farmland	—	—
Commercial	—	—
Construction and land development	—	—

Total real estate loans	50	—
Commercial and industrial	75	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	18	23
Other	1	—

Total consumer loans	19	23

Total accruing loans past due 90 days or more	$144	$23

Total of non-accrual and 90 days or more past due loans	$2,321	$2,753

Other real estate owned:
One- to four-family	$432	$182
Commercial	—	400
Construction and land development	—	90

Total other real estate owned	$432	$672

Repossessed automobiles	74	46

Total non-performing assets	$2,827	$3,471

Troubled debt restructurings (not included in non-accrual loans above)(1)	947	—

Total non-performing assets, including troubled debt restructurings	$3,774	$3,471

Total non-performing loans to total loans	2.09%	2.26%
Total non-performing assets to total assets	1.79%	2.19%
Total non-performing loans, including troubled debt restructurings to total loans	2.95%	2.26%
Total non-performing assets, including troubled debt restructurings to total assets	2.39%	2.19%

(1)	Troubled debt restructurings included in nonaccrual loans totaled $990 and $0 at December 31, 2009 and 2008, respectively.

Non-accrual one- to four-family real estate loans totaled $1.9 million at December 31, 2009 and consisted of four non-owner-occupied properties that totaled $277,000 and thirteen owner-occupied single-family homes that totaled $1.6 million. All of the non-owner-occupied properties are located in Northern Illinois. New appraisals were obtained for two of the properties in 2009, all of which are in the process of foreclosure. Such appraisals resulted in partial charge-offs of $89,000 in 2009. We have established an allowance of $1,000 on the other nonperforming non-owner-occupied one- to four-family real estate loans.

All of the owner-occupied one- to four-family real estate loans are located in our market area. Ten of those thirteen properties totaling $1.3 million are in the process of collection. We have established allowances for these loans of $131,000 at December 31, 2009, based on their original appraisals adjusted for certain factors, including evidence of housing price depreciation in our local market. The other three owner-occupied one- to four-family loans totaling $340,000 are in the process of foreclosure. One of those loans has a balance of $166,000, net of a partial charge-off of $77,000 at December 31, 2009 based upon a new appraisal obtained in October 2009. We have established no allowances on the two other loans.

We had one nonperforming commercial real estate loan at December 31, 2009 with a balance of $171,000, on property located in McHenry County. The loan was in the process of collection and no allowance has been established.

Other nonperforming loans totaled $248,000 at December 31, 2009. We have established allowances of $5,000 on those loans.

Other real estate owned totaled $432,000 at December 31, 2009, which consisted of five single-family homes in our market area that were foreclosed in 2009. $76,000 in losses were recognized, based upon new appraisals obtained in 2009, at the dates of acquisition. In addition, we had $74,000 of repossessed automobiles at December 31, 2009.

At December 31, 2009, we had $180,000 of purchased indirect automobile loans that were past due 30 days or more, including $45,000 that were non-performing loans. We have established allowances of $46,000 on those loans at December 31, 2009.

At December 31, 2009, we had two performing commercial real estate loans totaling $947,000 that were categorized as trouble debt restructurings (“TDR”). One TDR totaled $794,000, on a retail strip mall located in McHenry County, in which only 25% of the mall is currently leased. Although the loan is classified as a troubled debt restructuring, the loan has remained current over the original terms and terms of all modifications, and has been returned to accrual status. We consider the loan an impaired loan and have established an impairment allowance of $195,000, based on the new appraisal obtained in 2009 of $930,000, adjusted for certain factors. The other TDR totaled $153,000 on owner-occupied commercial real estate outside our market area. The loan is classified as a troubled debt restructuring although it has always been a performing loan. The loan is not considered to be impaired and is classified special mention at December 31, 2009.

Except as described below, there were no other loans at December 31, 2009 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

In addition to nonperforming assets, including TDRs, we had certain performing loans that were classified as substandard and determined to be impaired, and had impairment allowances at December 31, 2009.

At December 31, 2009, we had two loans totaling $535,000 with one commercial customer secured by business assets and an owner-occupied mixed-used retail strip center in McHenry County. Although the loans are performing, we have determined these loans are impaired based upon the current operating results and other factors. We have established impairment allowances totaling $50,000 on these loans.

In addition, we had other performing loans totaling $98,000 at December 31, 2009, that were considered impaired with allowances totaling $4,000.

Interest income that would have been recorded for the year ended December 31, 2009, had nonaccruing loans been current according to their original terms amounted to $48,000. Interest of $201,000 was recognized on these loans and is included in net income for the year ended December 31, 2009.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation. We have increased general and specific allowances for our residential real estate loans over the past several quarters, in part, because the values of residential real estate in our local markets securing our portfolio have declined significantly and may continue to decline.

Substantially all of our loans are secured by collateral. At December 31, 2009, 83.04% of our loan portfolio was secured by real estate including 59.69% that was secured by residential real estate. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using the original independent appraisal, adjusted for current economic conditions and other factors, and related general or specific reserves are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on Certain Identified Problem Loans. Groups of loans with similar risk characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions, and other relevant factors that affect repayment of the loans. Accordingly, we generally do not separately identify individual residential and consumer loans for impairment measurements. Instead, we provide for general valuation allowances on certain homogeneous pools of residential and consumer loans classified as substandard.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as substandard to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

As an integral part of their examination process, the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Allowance at beginning of period	$1,000	$675
Provision for loan losses	1,147	634
Charge offs:
Real estate loans
One- to four-family	286	31
Home equity line of credit and other 2nd mortgage	18	—
Multi-family	—	—
Commercial	—	45
Construction and land	162	—

Total charge-offs, real estate loans	466	76

Commercial and industrial	196	—

Consumer loans:
Purchased indirect automobile	265	249
Other	2	2

Total charge-offs, consumer loans	267	251

Total charge-offs	$929	$327

Recoveries:
Real estate loans
One- to four-family	$3	$—
Home equity line of credit and other 2nd mortgage	—	—
Multi-family	—	—
Commercial	158	—
Construction and land	9	—

Total recoveries, real estate loans	170	—

Commercial and industrial	2	—

Consumer loans:
Purchased indirect automobile	32	18
Other	4	—

Total recoveries, consumer loans	36	18

Total recoveries	$208	$18

Net (charge-offs) recoveries	$(721)	$(309)

Allowance at end of period	$1,426	$1,000

Allowance for loan losses to total non-performing loans, including troubled debt restructurings	43.64%	36.32%
Allowance to nonperforming loans	61.44%	36.32%
Allowance to total loans outstanding at the end of the period	1.29%	0.82%
Net charge-offs (recoveries) to average (annualized) loans outstanding during the period	0.63%	0.25%

The allowance as a percent of total loans increased to 1.29% at December 31, 2009 from 0.82% at December 31, 2008, primarily due to the impact of qualitative factors to reflect further deterioration in the economy, higher levels of impaired loans, and a significant increase in charge-offs in 2009. Loan categories experiencing the most charge-offs involved nonowner-occupied one- to four-family residential real estate, one- to four-family residential construction, and commercial and industrial loan categories, which contributed to the increase in net charge-offs as a percent of average loans to 0.63% for 2009 from 0.25% for 2008.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$504	35.34%	48.43%	$249	24.90%	51.52%
Home equity line of credit and other 2nd mortgage	83	5.82	11.10	18	1.80	9.12
Multi-family	4	0.28	0.16	9	0.90	0.91
Commercial	437	30.65	18.14	355	35.32	13.26
Farmland	5	0.35	0.41	2	0.18	0.14
Construction and land development	74	5.19	4.80	62	6.20	5.01

Total real estate loans	1,107	77.63	83.04	693	69.30	79.96
Commercial and industrial	120	8.42	5.91	66	6.60	4.36
Agriculture	12	0.84	0.70	—	—	—
Consumer loans:
Purchased indirect automobile	183	12.83	9.93	231	23.10	14.93
Other	4	0.28	0.42	10	1.00	0.75

Total consumer	187	13.11	10.35	241	24.10	15.68
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$1,426	100.00%	100.00%	$1,000	100.00%	100.00%

At December 31, 2009, our allowance for loan losses represented 1.29% of total loans and 61.44% of nonperforming loans. The allowance for loan losses increased to $1.4 million at December 31, 2009 from $1.0 million at December 31, 2008, due to a provision for loan losses of $1.1 million, offset by net charge-offs of $721,000.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, regulators, in reviewing our loan portfolio, may request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate our interest rate risk, and to generate a favorable return on idle funds within the context of our interest rate and credit risk objectives.

Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our Chief Executive Officer and Chief Financial Officer. All investment transactions are reviewed at regularly scheduled monthly meetings of the board of directors.

Our current investment policy permits, with certain limitations, investments in securities issued by the United States Government and its agencies or government sponsored enterprises, mortgage-backed securities and, to a lesser extent, corporate debt securities, commercial paper, certificates of deposits in other financial institutions, investments in bank-owned life insurance, collateralized mortgage obligations, asset-backed securities, real estate mortgage investment conduits, securities sold under agreements to repurchase, and debt securities of state and political subdivisions.

With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, we held one security, a collateralized mortgage obligation issued by Washington Mutual in 2003 with a book value and fair value of $1.3 million at December 31, 2009, that exceeded 10% of our total equity. At December 31, 2009, this security was performing as anticipated.

U.S. Government and Federal Agency Obligations. At December 31, 2009, our U.S. Government and federal agency securities portfolio totaled $1.5 million. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At December 31, 2009, our mortgage-backed securities portfolio totaled $1.2 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Harvard Savings Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

Ginnie Mae, a United States Government agency, and government-sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. In September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Collateralized Mortgage Obligations. Collateralized mortgage obligations are backed by mortgages but differ from pass through mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-

determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. The collateralized mortgage obligations in our portfolio have been packaged by U.S. financial institutions. We invest only in seasoned AAA-rated senior CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of one to ten years with no change in market interest rates. At December 31, 2009, our CMO portfolio, which are all classified held-to-maturity and still rated AAA, had a book value and fair value of $3.1 million and $3.3 million, respectively.

State and Political Subdivision Debt Securities. At December 31, 2009, our state and political subdivision securities portfolio totaled $680,000. We have purchased bank-qualified general obligation and revenue bonds of certain state and political subdivisions which provide interest income that is exempt from federal income taxation. Our investment policy permits purchases of these securities so long as they are rated in the top three investment grades, with maximum term to maturity and duration of 15 and ten years, respectively.

Mutual Funds and Other Equity Securities. Purchases of mutual funds and other equity securities are not permitted by our current investment policy; however, such purchases were permitted prior to 2009. At December 31, 2009, our mutual fund portfolio totaled $427,000, all of which was classified as available-for-sale and all of which was invested in two Shay Asset Management mutual funds, the AMF Ultra Short Mortgage Fund and AMF Ultra Short Fund. Both funds invest primarily in mortgage-related securities. For the years ended December 31, 2009 and 2008, we recognized a loss for other-than-temporary impairment on our mutual funds of $35,000 and $456,000, respectively, due to a decline in the fair value of these funds below our cost.

At December 31, 2009, we held common stock of Fannie Mae and Freddie Mac and community banks with a total fair value of $76,000, all of which were classified as available-for-sale. For the years ended December 31, 2009 and 2008, we recognized a loss for other-than-temporary impairment on these equity securities of $24,000 and $792,000, respectively, due to a decline in fair value below our cost.

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $6.5 million at December 31, 2009. The common stock of such entity is carried at cost and classified as restricted equity securities.

On October 10, 2007, the Federal Home Loan Bank of Chicago entered into a consensual cease and desist order with the Federal Housing Finance Board, now known as the Federal Housing Finance Agency. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Federal Home Loan Bank of Chicago receives the prior approval of the Director of the Office of Supervision of the Federal Housing Finance Agency. The order also provides that dividend declarations are subject to the prior written approval of such Director and required the Federal Home Loan Bank of Chicago to submit a Capital Structure Plan to the Federal Housing Finance Agency. The Federal Home Loan Bank of Chicago has not declared any dividends since the order was issued and it has not received approval of a Capital Structure Plan. In July 2008, the Federal Housing Finance Agency amended the order to permit the Federal Home Loan Bank of Chicago to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the order. Our Federal Home Loan Bank of Chicago common stock is not newly-issued and is not affected by this amendment.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System could have materially lower regulatory capital levels due to the application of certain accounting rules and asset quality issues. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Chicago, could be substantially diminished or reduced to zero. Our FHLBC common stock is accounted for in accordance with the AICPA Statement of Position (“SOP”) No. 01-6, Accounting by Certain Entities that Lend to or Finance the Activities of Others. SOP 01-6 provides that, for impairment testing purposes, the value of long term investments such as our Federal Home Loan Bank of Chicago common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Management performed an analysis as of December 31, 2009, and deemed its investment in Federal Home Loan Bank stock was not other than temporarily impaired. However, if future events give rise to substantial doubt about the ultimate recoverability of the par value of our Federal Home Loan Bank of Chicago common stock, this investment could be deemed to be other-than-temporarily impaired, and the impairment loss that we would be required to record would cause our earnings to decrease by the after-tax amount of the impairment loss.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. The purchase of bank-owned life insurance is limited as outlined in the Interagency Statement on the Purchase and Risk Management of Life Insurance (“Statement”), which highlights five areas of guidance for use by institutions in the purchase and ongoing risk management of bank-owned life insurance (“BOLI”). These areas include a comprehensive risk management process, effective senior management and board oversight, policies and procedures with risk limits, sound pre-purchase analysis, and an ongoing monitoring of BOLI risks. The Statement also recommends limiting BOLI holdings to 25% or less of Tier 1 capital. We performed a comprehensive pre-purchase analysis prior to the purchase of our BOLI assets. Our Board of Directors has adopted policies and procedures that prohibit our purchase of additional BOLI until our holdings decrease to 25% or less of Tier 1 capital and the value of policies, and limits our BOLI holdings from any one insurance carrier to 15% of Tier 1 capital. As of April 30, 2010 and December 31, 2009, we held approximately $4.0 million in cash surrender value of life insurance issued by six separate insurance companies, which totaled 24% and 36% of Tier 1 capital, respectively. We also conduct an annual risk assessment and monitor the performance of our insurance carriers on a regular basis.

Securities Purchased Under Agreements to Repurchase. At December 31, 2009, we held securities under agreements to repurchase totaling $11.8 million. These agreements represent a short-term cash investment alternative. These agreements are over-collateralized at 102.5% with collateral consisting of securities guaranteed by the “full faith and credit” of the United States Government.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated. Securities available for sale are carried at fair value, while securities held to maturity are carried at amortized cost.

	At December 31,
	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities available for sale:
U.S. Government and federal agency	$976	$1,008	$1,214	$1,243
Mortgage-backed (1)	1,105	1,134	2,020	2,016
State and political subdivisions	582	580	1,240	1,238

Total debt securities	2,663	2,722	4,474	4,497
Shay Asset Management mutual funds	418	427	931	931
Other equity securities (2)	47	76	70	70

Total equity securities	465	503	1,001	1,001

Total available for sale	$3,128	$3,225	$5,475	$5,498

Securities held to maturity:
U.S. Government and federal agency	$500	$535	$500	$566
Mortgage-backed (1)	43	43	52	53
Collateralized mortgage obligations, privately issued	3,146	3,259	944	963
State and political subdivisions	100	102	100	102

Total securities held to maturity	$3,789	$3,939	$1,596	$1,684

Total	$6,917	$7,164	$7,071	$7,182

(1)	All mortgage-backed securities held were issued by government sponsored enterprises.
(2)	Other equity securities include Freddie Mac and Fannie Mae common stock, and shares in other financial institutions.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2009. Securities held to maturity are carried at amortized cost, and securities available for sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Equity Securities		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and federal agency	$—	—%	$976	5.13%	$—	—%	$—	—%	$—	—%	$976	5.13%
Mortgage-backed (1)	392	5.20	—	—	160	4.50	553	4.24	—	—	1,105	4.61
State and political subdivisions	32	5.00	143	5.00	228	5.00	179	4.00	—	—	582	4.69

Total debt securities	424	5.18	1,119	5.11	388	4.79	732	4.18	—	—	2,663	4.82
Shay Asset Management mutual funds	—	—	—	—	—	—	—	—	418	5.66	418	5.66
Other equity securities (2)	—	—	—	—	—	—	—	—	47	0.85	47	0.85

Total equity securities	—	—	—	—	—	—	—	—	465	5.18	465	5.18

Total securities available for sale	$424	5.18%	$1,119	5.11%	$388	4.79%	$732	4.18%	$465	5.18%	$3,128	4.87%

Securities held to maturity:
U.S. Government and federal agency	$—	—%	$500	4.00%	$—	—%	$—	—%	$—	—%	$500	4.00%
Mortgage-backed (1)	—	—	—	—	27	3.90	16	4.40	—	—	43	4.09
Collateralized mortgage obligations, privately issued	—	—	—	—	2,776	5.18	370	6.64	—	—	3,146	5.35
State and political subdivisions	—	—	100	3.40	—	—	—	—	—	—	100	3.40

Total securities held to maturity	—	—	600	3.90	2,803	5.17	386	6.55	—	—	3,789	5.11

Total	$424	5.18%	$1,719	4.69%	$3,191	5.12%	$1,118	5.00%	$465	5.18%	$6,917	5.00%

(1)	All mortgage-backed securities held were issued by government sponsored enterprises.
(2)	Other equity securities include Freddie Mac and Fannie Mae common stock, and shares in other financial institutions.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We occasionally utilize brokered deposits to fund our operations based on our analysis of available rates and maturities, alternative sources of funds and investment opportunities. At December 31, 2009, the Bank had $2.8 million of brokered deposits that mature between 2010 and 2012. The Bank anticipates that it can renew or replace those deposits at competitive rates.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service, long-standing relationships with customers, and the favorable image of Harvard Savings Bank in the community are relied upon to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is impacted by the competitive market in which we operate which includes numerous financial institutions of varying sizes offering a wide range of products. We often use promotional rates to meet asset/liability and market segment goals.

The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on our experience, we believe that statement savings, demand, NOW and money market accounts may be somewhat more stable sources of deposits than certificates of deposits. Also, we believe that our deposits allow us a greater opportunity to connect with our customers and offer them other financial services and products. As a result, we have used marketing and other initiatives to increase such accounts. However, it can be difficult to attract and maintain such deposits at favorable interest rates under current market conditions.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2009			2008
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Demand deposit accounts	$3,939	3.17%	—%	$3,908	3.33%	0.00%
NOW accounts	13,782	11.08	0.52	13,913	11.86	1.35
Savings accounts	13,621	10.95	0.38	12,889	10.99	0.58
Money market accounts	19,644	15.80	0.94	15,475	13.19	2.17
Certificates of deposit	70,564	56.74	2.92	67,289	57.37	3.72
Broker certificates of deposit	2,811	2.26	4.52	3,828	3.26	4.25

Total deposits	$124,361	100.00%	2.01%	$117,302	100.00%	2.78%

As of December 31, 2009, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $23.3 million. The following table sets forth the maturity of these certificates as of December 31, 2009.

Certificates of Deposit
(In thousands)

Three months or less	$1,893
Over three through six months	2,007
Over six through twelve months	8,772
Over twelve months	10,658

Total	$23,330

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2009	2008
	(In thousands)

Less than 2%	$17,980	$—
2.00% - 2.99%	22,740	10,589
3.00% - 3.99%	16,564	36,676
4.00% - 4.99%	12,935	19,465
5.00% - 5.99%	3,156	4,387

Total	$73,375	$71,117

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2009.

	At December 31, 2009
	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)

Less than 2%	$14,641	$3,277	$62	$—	$—	$—	$17,980	24.50%
2.00% - 2.99%	15,280	1,653	5,176	631	—	—	22,740	30.99
3.00% - 3.99%	2,296	8,525	269	—	38	5,436	16,564	22.57
4.00% - 4.99%	6,036	4,405	2,098	105	91	200	12,935	17.63
5.00% - 5.99%	732	2,388	36	—	—	—	3,156	4.30

Total	$38,985	$20,248	$7,641	$736	$129	$5,636	$73,375	100.00%

Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

From time to time during recent years, we have utilized short-term borrowings to fund loan demand. To a limited extent, we have also used borrowings where market conditions permit to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost. From time to time, we have obtained advances with terms of more than one year to extend the term of our liabilities.

The following table sets forth certain information regarding our borrowed funds at and for the periods indicated. Average balances are predominantly derived from daily balances, and to a lesser extent, from month end balances. Management does not believe that the limited use of month end balances rather than daily balances has caused any material differences in the information presented.

	At or for the Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Federal Home Loan Bank advances:
Balance at end of period	$18,128	$26,064
Average balances outstanding during the period	21,630	26,126
Maximum balance outstanding at any month end	24,814	28,858
Weighted average interest rate during the period	4.19%	4.28%
Weighted average interest rate at the end of period	3.77%	4.19%

The following table sets forth certain information regarding our borrowed funds that mature in one year or less. Average balances are predominantly derived from daily balances, and to a lesser extent, from month end balances. Management does not believe that the limited use of month end balances rather than daily balances has caused any material differences in the information presented.

	At or for the Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Federal Home Loan Bank advances:
Balance at end of period	$6,931	$12,315
Average balances outstanding during the period	8,716	10,130
Maximum balance outstanding at any month end	12,315	12,315
Weighted average interest rate during the period	3.82%	3.78%
Maximum balance outstanding at any month end	3.47%	3.47%

Subsidiary and Other Activities

Harvard Savings Bank has no subsidiaries.

SUPERVISION AND REGULATION

General

Harvard Savings Bank is examined and supervised by the Division of Banking of the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. These regulators are not, however, generally charged with protecting the interests of shareholders of Harvard Illinois Bancorp, Inc. Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Harvard Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System. Harvard Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Harvard Savings Bank’s mortgage documents.

The Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation have extensive enforcement authority over Illinois-chartered savings banks, such as Harvard Savings Bank. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound banking practices.

The Illinois Department of Financial and Professional Regulation has established a schedule for the assessment of “supervisory fees” for all Illinois savings banks to fund the operations of the Illinois Department of Financial and Professional Regulation. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Department of Financial and Professional Regulation. The Illinois Department of Financial and Professional Regulation also assesses fees for examinations conducted by the Illinois Department of Financial and Professional Regulation’s staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2009, Harvard Savings Bank paid approximately $25,000 in supervisory fees and no examination fees. The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

Certain regulatory requirements applicable to Harvard Savings Bank and Harvard Illinois Bancorp, Inc. are referred to below or appear elsewhere in this Annual Report on Form 10-K. The regulatory discussion, however, does not purport to be an exhaustive treatment of applicable laws and regulations and is qualified in its entirety be reference to the actual statutes and regulations. Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Illinois Department of Financial and Professional Regulation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Harvard Illinois Bancorp, Inc. and Harvard Savings Bank, and their operations.

Savings Bank Regulation

As an Illinois savings bank, Harvard Savings Bank is subject to federal regulation and supervision by the Federal Deposit Insurance Corporation and to state regulation and supervision by the Illinois Department of Financial and Professional Regulation. Harvard Savings Bank’s deposit accounts are insured by Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Harvard Savings Bank is not a member of the Federal Reserve System.

Both federal and Illinois law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires savings banks, among other things, to make deposited funds available within specified time periods.

Under Federal Deposit Insurance Corporation regulations, an insured state-chartered bank, such as Harvard Savings Bank, is prohibited from engaging as principal in activities that are not permitted for national banks, unless: (i) the Federal Deposit Insurance Corporation determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

Branching and Interstate Banking. The establishment of branches by Harvard Savings Bank is subject to approval of the Illinois Department of Financial and Professional Regulation and Federal Deposit Insurance Corporation and geographic limits established by state laws. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things, (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, subject to the right of individual states to “opt out” of this authority, and (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

Qualified Thrift Lender Test. In order for Harvard Illinois Bancorp, Inc. to be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Board of Governors of the Federal Reserve System), Harvard Savings Bank must qualify as a “qualified thrift lender” under Office of Thrift Supervision regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, an institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) goodwill and other intangible assets; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. Harvard Savings Bank currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

Transactions with Related Parties. A savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as Harvard Savings Bank. Harvard Illinois Bancorp, Inc. is an affiliate of Harvard Savings Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, applicable regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Applicable regulators require savings banks to maintain detailed records of all transactions with affiliates.

Harvard Savings Bank’s authority to extend credit to its directors, executive officers and 10% or greater stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Board of Governors of the Federal Reserve System. Among other things, these provisions require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Harvard Savings Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved in advance by Harvard Savings Bank’s Board of Directors.

Capital Requirements. Under Federal Deposit Insurance Corporation regulations, state-chartered banks, such as Harvard Savings Bank, are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the Federal Deposit Insurance Corporation determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings, and in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 4%. Tier 1 capital is the sum of common shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage servicing assets, purchased credit card relationships, credit-enhancing interest-only strips and certain deferred tax assets), identified losses, investments in certain financial subsidiaries and non-financial equity investments.

In addition to the leverage capital ratio (the ratio of Tier I capital to total assets), state chartered banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 capital (also referred to as supplementary capital) items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the Federal Deposit Insurance Corporation risk-weighted system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk-weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank’s risk-weighted assets.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program, which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The Capital Purchase Program provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. We opted not to participate in the Capital Purchase Program.

Dividend Limitations. Harvard Illinois Bancorp, Inc. is a legal entity separate and distinct from Harvard Savings Bank. The primary source of Harvard Illinois Bancorp, Inc.’s cash flow, including cash flow to pay dividends on Harvard Illinois Bancorp, Inc.’s common stock, is the payment of dividends to Harvard Illinois Bancorp, Inc. by Harvard Savings Bank. Under Illinois law, Harvard Savings Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by Harvard Savings Bank’s board. However, Harvard Savings Bank must obtain the approval of the Illinois Department of Financial and Professional Regulation for the payment of a dividend if the total of all dividends declared by Harvard Savings Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the Federal Deposit Insurance Corporation has the supervisory authority to prohibit Harvard Savings Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound banking practice in light of the financial condition of Harvard Savings Bank. In addition, since Harvard Savings Bank is a subsidiary of a savings and loan holding company, Harvard Savings Bank must file a notice with the Office of Thrift Supervision at least 30 days before the board declares a dividend or approves a capital distribution.

Insurance of Deposit Accounts. Harvard Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at Harvard Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. Harvard Savings Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. See “—Temporary Liquidity Guarantee Program.”

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. As a result of decreases in the reserve ratio of the Deposit Insurance Fund, the Federal Deposit Insurance Corporation issued a rule establishing a Restoration Plan for the Deposit Insurance Fund. The rule, which became effective January 1, 2009, increased assessment rates uniformly by seven basis points for the first quarter 2009 assessment period. The rule also changes the way in which the Federal Deposit Insurance Corporation’s risk-based assessment system differentiates for risk and sets new deposit insurance assessment rates, effective April 1, 2009. Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 12 to 45 basis points. The Federal Deposit Insurance Corporation would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from seven to 77.5 basis points of the institution’s deposits.

The Federal Deposit Insurance Corporation implemented a one-time special assessment of 5 basis points on all insured deposits regardless of the risk or size of the depository institution. This special assessment was payable by December 31, 2009 based on deposits as of June 30, 2009, and resulted in additional non-interest expense of $74,000. In addition, the Federal Deposit Insurance Corporation may assess additional special assessments in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until no later than December 31, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. We opted to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. We opted to participate in this component of the Temporary Liquidity Guarantee Program.

Federal Home Loan Bank System. Harvard Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Harvard Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2009, Harvard Savings Bank was in compliance with this requirement.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), Harvard Savings Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation in connection with its examination of Harvard Savings Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by Harvard Savings Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, Harvard Savings Bank was rated “satisfactory” with respect to its CRA compliance.

Prompt Corrective Regulatory Action. The Federal Deposit Insurance Corporation Improvement Act requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The Federal Deposit Insurance Corporation may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank would be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

Harvard Savings Bank is “well capitalized” under the prompt corrective action rules.

Other Regulations

Interest and other charges collected or contracted for by Harvard Savings Bank are subject to state usury laws and federal laws concerning interest rates. Harvard Savings Bank’s operations are also subject to federal and state laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act;

•	Illinois High Risk Home Loan Act, which protects borrowers who enter into high risk home loans;

•	Illinois Predatory Lending Database Program, which helps provide counseling for homebuyers in connection with certain loans; and

•	rules and regulations of the various federal and state agencies charged with the responsibility of implementing such laws.

The operations of Harvard Savings Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Harvard Illinois Bancorp, Inc. is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Harvard Illinois Bancorp, Inc. is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Harvard Illinois Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

Permissible Activities. Under present law, the business activities of Harvard Illinois Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, including Harvard Illinois Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the recent stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the fiscal year ending December 31, 2011 under the requirements of the Sarbanes-Oxley Act.

TAXATION

Federal Taxation

General. Harvard Illinois Bancorp, Inc. and Harvard Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Harvard Illinois Bancorp, Inc. and Harvard Savings Bank.

Method of Accounting. For federal income tax purposes, Harvard Savings Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending

December 31st for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2009, Harvard Savings Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years, with certain limits in the fifth year, and forward to the succeeding 20 taxable years. At December 31, 2009, Harvard Savings Bank had net operating loss carryforwards for federal income tax purposes totaling $1.8 million which expire in varying amounts between 2024 and 2028.

General Business Tax Credit Carryover. Harvard Savings Bank has a general business tax credit carryover of $100,000 related to $1 million of qualifying expenditures from the rehabilitation of its home office in 2008. The general business tax credit carryover may be used to offset regular tax liabilities in future years, and has no expiration date.

Corporate Dividends. We may exclude from our income 100% of dividends received from Harvard Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Harvard Savings Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Illinois State Taxation. Harvard Illinois Bancorp, Inc., and Harvard Savings Bank are required to file Illinois income tax returns and pay tax at a stated tax rate of 7.30% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. As of December 31, 2009, we have net operating losses of approximately $4.2 million that are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2015 through 2020. Management has not recorded a deferred tax asset for the State portion of its net operating loss carryforwards.

Personnel

As of December 31, 2009, we had 31 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.harvardsavingsbank.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like Harvard Illinois Bancorp, Inc.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

As of December 31, 2009, the net book value of our office properties was $3.4 million. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

58 North Ayer Street Harvard, Illinois 60033	Owned	1959	6,800	$1,299

Branch Offices:

1400 North Division Street Harvard, Illinois 60033	Owned	1998	2,500	877

211 East Jefferson Street Morris, Illinois 60450	Owned	2008	16,948	1,233

Total				$3,409

We believe that our current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

At December 31, 2009, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.	Reserved.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. Our common stock is traded on the OTC Bulletin Board under the symbol “HARI.” The approximate number of holders of record of Harvard Illinois Bancorp, Inc.’s common stock as of April 30, 2010, was 320. Certain shares of Harvard Illinois Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Shares of Harvard Illinois Bancorp, Inc. common stock did not begin trading until April 9, 2010.

Harvard Illinois Bancorp, Inc. does not currently pay cash dividends on its common stock. Dividend payments by Harvard Illinois Bancorp, Inc. are dependent on dividends it receives from Harvard Savings Bank, because Harvard Illinois Bancorp, Inc. has no source of income other than dividends from Harvard Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Harvard Illinois Bancorp, Inc. and interest payments with respect to Harvard Illinois Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. On July 23, 2009, the Board of Directors of Harvard Savings, MHC adopted a plan of conversion and reorganization, pursuant to which Harvard Savings, MHC would convert from the mutual to the stock form of ownership, and Harvard Illinois Bancorp, Inc. would sell shares of common stock to the public. On September 15, 2009, Harvard Illinois Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-161931) with respect to the shares to be offered and sold pursuant to the stock issuance plan. Harvard Illinois Bancorp, Inc. registered for offer and sale 1,256,375 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on February 12, 2010.

The public stock offering closed on April 8, 2010, and on April 9, 2010 the common stock began trading on the OTC Bulletin Board under the symbol “HARI.”

In accordance with the plan of conversion and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of Harvard Savings Bank and certain borrowers of Morris Building & Loan, s.b., Harvard Savings Bank’s employee stock ownership plan and members of the general public. Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For their services, Keefe, Bruyette & Woods, Inc. received a management fee of $30,000 and a success fee of $140,000 for shares sold in the subscription offering, excluding shares sold to the employee stock ownership plan, the 401(k) plan and to our officers, employees and directors and members of their immediate families. In addition, Keefe, Bruyette & Woods, Inc. received a success fee of 2.5% of the dollar amount of the shares sold in the community offering, with the total success fee capped at $180,000. The success fee was reduced by the management fee.

The stock offering resulted in gross proceeds of $7,846,890 through the sale of 784,689 shares at $10.00 per share. Expenses related to the offering were approximately $1.0 million, including a fee of $180,000 paid to Keefe, Bruyette & Woods, Inc. Harvard Illinois Bancorp, Inc. received net proceeds from the initial public offering of $6.8 million and loaned $627,750 to Harvard Savings Bank’s employee stock ownership plan to enable it to purchase 62,775 shares of common stock in the offering. The remaining net proceeds were $6.2 million, of which $6.0 million was contributed to Harvard Savings Bank in the form of additional paid in capital, and the remainder has been retained by Harvard Illinois Bancorp, Inc. to be utilized for general corporate purposes.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e) Stock Repurchases. Not applicable.

(f) Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our net loss for the year ended December 31, 2009 was $262,000, compared to a net loss of $1.2 million for the year ended December 31, 2008, an improvement of $929,000 or 78.0%. This decreased net loss was due to increases in net interest income of $480,000 and noninterest income of $1.6 million and a decrease in noninterest expense of $302,000, partially offset by an increase in the provision for loan losses of $513,000 and a decrease in the benefit for income taxes of $901,000.

Throughout 2008 and 2009, and continuing into 2010, there have been severe disruptions in the mortgage, credit and housing markets, both locally and nationally. These disruptions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values. We have experienced an increase in the amount of non-performing loans and net charge-offs compared to year end 2008. At December 31, 2009, non-performing loans, including troubled debt restructurings, represented 2.95% of total loans, compared to 2.26% at December 31, 2008. Net charge-offs to average loans increased to 0.63% in 2009 from 0.25% in 2008. The increase in non-performing loans, including troubled debt restructurings, and net charge-offs has resulted in an increase in the provision for loan losses by $513,000 or 80.9% to $1.1 million for the year ended December 31, 2009, compared to $634,000 for the calendar year 2008. These conditions impacted our securities portfolio and noninterest income, as we incurred losses on other than temporary impairment of our holdings of Shay Asset Management mutual funds, and common stock in FNMA, FHLMC and other financial institutions of $1.2 million in 2008 compared to $59,000 in 2009.

Should the housing market and economic conditions in our market area stagnate or continue to deteriorate, it will continue to have a material negative effect on the Company’s business and results of operation.

On April 8, 2010, the Company reorganized from a two-tier mutual holding company to a stock holding company and completed its initial public offering. A total of 784,689 shares, par value of $0.01 per share, were sold at $10 per share, raising $7.8 million of gross proceeds. The Company established an employee stock ownership plan that purchased 8% of the total shares, or a total of 62,775 shares in the offering, for a total of $627,750. Approximately $1 million of conversion expenses will be offset against the gross proceeds. The Company’s common stock began trading on the over-the-counter market under the symbol “HARI” on April 9, 2010.

Critical Accounting Policies and Use of Significant Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Management believes the following discussion addresses our most critical accounting policies and significant estimates, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for the Company. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

Since a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the value of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.

The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating classified loans from the remaining loans, and then categorizing each group by type of loan. Loans within each type exhibit common characteristics including terms, collateral type, and other risk characteristics. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. The Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

Other Real Estate Owned. Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the property is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a charge to operations through noninterest expense is recorded. Operating costs associated with the asset after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.

Additionally, we review our uncertain tax positions annually. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the “more likely than not” test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Investment in Debt and Equity Securities. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations, and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to credit is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. The Company’s valuation methods consider factors such as liquidity and concentration concerns. Other factors such as model assumptions, market dislocations, and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded.

Accounting standards establish a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: Inputs that are unobservable and significant to the fair value measurement.

At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period.

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Assets. Total assets at December 31, 2009 were $157.6 million compared to $158.7 million at December 31, 2008, a decrease of $1.1 million or 0.7%. Cash and cash equivalents increased $1.4 million or 9.6% to $15.4 million at December 31, 2009 from $14.0 million at December 31, 2008. Interest-bearing deposits increased to $8.1 million at December 31, 2009 from $0 at December 31, 2008. These deposits are certificates of deposit we have placed with other financial institutions with terms from three months to three years; all are fully covered by FDIC insurance. The investment reflects our decision to increase liquidity moderately in the current interest rate environment. This investment was funded primarily by a $7.1 million increase in deposits during the year ended December 31, 2009 and an $11.8 million decrease in the net loan portfolio as we sold $27.2 million or 86.0% of our new one- to four-family residential loans originated during the year based on asset/liability management considerations. The liquidity generated during the period was also used to reduce advances from the Federal Home Loan Bank by $8.0 million or 30.4% to $18.1 million at December 31, 2009 from $26.1 million at December 31, 2008 and to purchase $4.5 million in securities classified as “held-to-maturity.”

The net loan portfolio decreased $11.8 million or 9.8% to $108.9 million at December 31, 2009 from $120.7 million at December 31, 2008. During 2009, we continued our strategy of expanding our commercial real estate and commercial and industrial loan portfolios to increase our yield and reduce asset duration. These two loan portfolios combined increased $5.2 million or 24.3% to $26.7 million at December 31, 2009 from $21.5 million at December 31, 2008. Of this increase, commercial real estate loans increased $3.9 million or 24.6% to $20.1 million at December 31, 2009, and represented 18.1% of the total loan portfolio, compared to $16.2 million or 13.3% of the total loan portfolio at December 31, 2008. These increases were offset primarily by decreases in total one- to four-family loans of $9.1 million and purchased indirect automobile loans, net of dealer reserve, of $7.2 million. The decrease in our one- to four-family loans during 2009 was primarily due to repayments, early payoffs and $27.2 million in loans sold to Fannie Mae from refinancing activity, which generated $309,000 in net gains on loan sales, offset by loan originations and purchases of $45.3 million and $1.5 million, respectively. The decrease in the one- to four-family loan portfolio reflects our strategy to sell substantially all our conforming one-to four-family loans based on yield and duration considerations. The decrease in our purchased indirect automobile loan portfolio at December 31, 2009 from December 31, 2008 was primarily due to normal amortization, payoffs, and our strategy to reduce our concentration in purchased indirect automobile loans under current market conditions. Harvard Savings Bank hired a commercial lender with agriculture lending experience in December 2009, and originated $778,000 of agriculture loans during that month.

Available-for-sale securities decreased $2.3 million or 41.3% to $3.2 million at December 31, 2009 from $5.5 million at December 31, 2008. This decrease was caused by $495,000 in securities sales, with a related net loss of $7,000, repayments and maturities on those securities. Held-to-maturity securities totaled $3.8 million at December 31, 2009, an increase of $2.2 million or 137.4% from $1.6 million at December 31, 2008. The increase was primarily due to our strategy of increasing yields while decreasing asset duration, in part, through the purchase of seasoned privately-issued collateralized mortgage obligations totaling $4.5 million in 2009. The collateralized mortgage obligations purchased have been packaged by U.S. financial institutions, are all “AAA” rated senior tranches with an average life of approximately three years, and have been performing as anticipated.

Other assets, consisting of premises and equipment, Federal Home Loan Bank stock, foreclosed assets held for sale, accrued interest receivable, deferred income taxes, bank-owned life insurance, mortgage servicing rights and other increased $1.4 million or 8.5% to $18.2 million at December 31, 2009 from $16.8 million at December 31, 2008. The largest component of other assets was our investment in Federal Home Loan Bank stock, which was unchanged at $6.5 million at December 31, 2009. The largest change was in other assets, which increased $1.3 million to $1.4 million at December 31, 2009 from $64,000 at December 31, 2008, was primarily due to $548,000 in expenses advanced in 2009 by Harvard Savings Bank for the Company’s initial public offering and $727,000 in prepaid FDIC insurance premiums at December 31, 2009, a $724,000 increase from the prior year. Deferred income taxes increased $139,000 or 12.7% to $1.2 million at December 31, 2009 from $1.1 million at December 31, 2008. At December 31, 2009, the Company’s deferred tax asset relating to losses on other than temporary impairment of equity securities resulted in capital losses. Management has established a valuation allowance for portions of the deferred tax asset, totaling $490,000, which is an increase of $42,000 over the December 31, 2008 balance of $448,000.

Liabilities. Deposits increased $7.1 million or 6.0% to $124.4 million at December 31, 2009 from $117.3 million at December 31, 2008. Savings, NOW and money market accounts totaled $47.0 million at December 31, 2009 compared to $42.3 million at December 31, 2008, an increase of $4.7 million or 11.3%. This increase was due to competitive pricing and promotional interest rates offered during 2009 consistent with our strategy to grow our core deposits. Certificates of deposit increased $3.3 million while brokered certificates of deposit decreased $1.0 million during the year.

Federal Home Loan Bank advances decreased to $18.1 million from $26.1 million at December 31, 2009 from December 31, 2008, a decrease of $8.0 million or 30.4%. This decrease was due to our liquidity and capital strategy, by which we intend to depend less on advances from the Federal Home Loan Bank and to grow deposits to provide liquidity and fund our operations in the current interest rate environment.

Equity. Total equity at December 31, 2009 decreased $212,000 or 1.7% to $12.3 million from $12.5 million at December 31, 2008. The decrease was the result of a net loss for the year ended December 31, 2009 of $262,000, partially offset by an increase in accumulated other comprehensive income of $50,000, net of tax, which pertained to the change in unrealized gains or losses in our available-for-sale securities portfolio.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General. Net loss for the year ended December 31, 2009 was $262,000, compared to a net loss of $1.2 million for the year ended December 31, 2008, a decrease of $929,000 or 78.0%. This decrease in net loss was due to increases in net interest income of $480,000 and noninterest income of $1.6 million and a decrease in noninterest expense of $302,000, partially offset by an increase in the provision for loan losses of $513,000 and a decrease in the benefit for income taxes of $901,000.

Interest and Dividend Income. Total interest and dividend income decreased $636,000 or 7.4% to $7.9 million for the year ended December 31, 2009 from $8.6 million for the same period in 2008. This decrease was primarily due to a decrease in interest and fees on loans of $735,000 or 9.4% to $7.1 million from $7.8 million for the years ended December 31, 2009 and 2008, respectively. The average balance of loans decreased $8.3 million to $114.9 million while the average yield on loans decreased 18 basis points to 6.18% from 6.36% for the year ended December 31, 2009 from the comparable period in 2008. These decreases reflected the interest rate environment and loans sales of $28.3 million during the period. The remainder of the variance in this category was the result of yields on securities, interest-bearing deposits and Federal Home Loan Bank stock decreasing 34 basis points to 2.37% from 2.71% while the average balance for these accounts increased $8.0 million, reflecting our emphasis on increasing our liquidity levels in this lower interest rate environment. During 2007, the Federal Home Loan Bank suspended paying dividends on its common stock, resulting in no dividend income for the years ended December 31, 2009 or 2008.

Interest Expense. Total interest expense decreased $1.1 million or 22.6% to $3.8 million for the year ended December 31, 2009 from $4.9 million for the year ended December 31, 2008. Interest expense on deposit accounts decreased $903,000 or 23.7% to $2.9 million for the year ended December 31, 2009 from $3.8 million for the same period in 2008. This decrease was primarily due to a decrease in interest expense on savings, NOW and money market accounts of $280,000 during the period while interest expense on certificates of deposit and non-brokered certificate accounts decreased $587,000 and $36,000, respectively. Average savings, NOW and money market accounts increased $6.8 million while the cost of these deposits decreased 83 basis points during the year ended December 31, 2009 from the year ended December 31, 2008. The movement in these accounts was the result of our competitive pricing and promotional events pricing to increase our liquidity while decreasing our utilization of Federal Home Loan Bank advances. The average balance in non-brokered certificates of deposit decreased $548,000 between the years ended December 31, 2009 and 2008, with the cost of these deposits decreasing 82 basis points. Interest expense on Federal Home Loan Bank advances decreased $213,000 to $906,000 for the year ended December 31, 2009 from $1.1 million for the year ended December 31, 2008. The average balance for advances decreased $4.5 million while the average cost of this funding decreased 9 basis points for the year ended December 31, 2009 from the year ended December 31, 2008. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances. The decrease in the cost of these funds was a reflection of the interest rate environment at that time.

Net Interest Income. Net interest income increased $480,000 or 13.3% to $4.1 million for the year ended December 31, 2009 from $3.6 million for the year ended December 31, 2008, primarily as a result of an increase in our net interest rate spread of 39 basis points to 2.61% from 2.22% during the comparable periods of 2009 and 2008, respectively. The increase in our net interest rate spread reflects the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to our interest-earning assets.

Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

We evaluate the allowance for loan losses on a regular basis and the provision is based upon our periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The factors we considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar loan characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements.

Based upon our evaluation of these factors, a provision of $1.1 million was recorded for the year ended December 31, 2009, an increase of $513,000 or 80.9% from $634,000 for the year ended December 31, 2008. The provision for loan losses reflected net charge offs of $721,000 for the year ended December 31, 2009, compared to $309,000 for the year ended December 31, 2008. The allowance for loan losses was $1.4 million, or 1.29% of total loans at December 31, 2009, compared to $1.0 million, or 0.82% of total loans at December 31, 2008. At December 31, 2009, we had identified substandard loans totaling $3.8 million, all of which were considered impaired, and established an allowance for loan losses of $431,000. At December 31, 2008, we considered all substandard loans totaling $3.1 million to be impaired and established an allowance for loan losses of $411,000. We used the same methodology in assessing the allowance for each period. We increased the impact of qualitative factors during the second half of 2008 and during 2009 to reflect further deterioration in the economy. Allocations to the allowance for almost all loan categories were increased. Although we used the same methodology in assessing the allowance for each period, the larger provision for loan losses in 2009 is primarily due to the greater proportional effect of qualitative factors throughout the entire loan portfolio, a higher level of impaired loans and an increase, during 2009, of $602,000 in charge offs from 2008. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended December 31, 2009 and 2008, respectively.

Noninterest Income. Noninterest income increased $1.6 million to $903,000 for the year ended December 31, 2009 from a loss of $658,000 for the year ended December 31, 2008. The increase was primarily related to losses or other than temporary impairment of equity securities which were $1.2 million for the year ended December 31, 2008, compared to $59,000 for the same period in 2009, a decrease of $1.2 million. The $59,000 other than temporary impairment of equity securities in 2009 was related to our investment in common stock of other community banks and the Shay Asset Management mutual funds. In addition, net realized gains on loan sales increased $293,000, to $309,000 in 2009 from $16,000 in 2008. These sales reflected our decision in 2009 to increase our sales of long-term fixed rate one- to four-family loans in an attempt to shorten the duration in our loan portfolio so that it is more responsive to the changes in interest rates. Gains on loan sales included the net increase in fair value of mortgage servicing rights of $97,000 in 2009 and the net decrease in fair value of mortgage servicing rights of $12,000 in 2008, an increase of $109,000 primarily due to an increase in the size of our mortgage servicing portfolio. Other noninterest income categories increased by $79,000, or 13.8%, to $653,000 in 2009 from $574,000 in 2008. The increase was primarily related to a $59,000 decrease in net realized losses on sales of available-for-sale securities in 2009, to $7,000 from $66,000 in 2008.

Noninterest Expense. Noninterest expense decreased $302,000 or 6.6% to $4.3 million for the year ended December 31, 2009 from $4.6 million for the year ended December 31, 2008. The decrease was primarily due to expenses related to our merger with Morris Building & Loan, s.b. that occurred in 2008, with no corresponding expense recognized during 2009. The decrease in 2009 was also due to decreases in compensation and benefits, office occupancy and data processing expenses of $155,000, $119,000 and $91,000, respectively. Other decreases in 2009 included professional fees of $26,000, office supplies of $35,000, servicing expense of $70,000, losses on foreclosed assets, net of $63,000, and bank merger expenses of $55,000. These decreases were partially offset by increases in marketing expense of $11,000, FDIC insurance premiums of $230,000, including a special assessment totaling $74,000, and an increase in other noninterest expense of $71,000.

Benefit for Income Taxes. The benefit for income taxes was $164,000 for the year ended December 31, 2009 compared to a benefit of $1.1 million for the year ended December 31, 2008. The effective tax benefit as a percent of pre-tax loss was 38.5% and 47.2% for the years ended December 31, 2009 and 2008, respectively. The benefit for income taxes in 2009 included a benefit for the reduction in valuation allowances recorded for deferred tax assets related to capital losses on equity securities of $42,000. The benefit for income taxes in 2008 included an income tax benefit of $649,000 recognized as a result of the reversal of valuation allowances recorded on deferred tax assets acquired in the merger with Morris Building & Loan, s.b., partially offset by an increase in the valuation allowance of $305,000 for deferred tax assets related to capital losses on equity securities. Also, in 2008 an income tax benefit of $100,000 was recognized for a tax credit related to the completion of the main office renovation.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following tables set forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated. Average balances are predominantly derived from daily average balances, and to a lesser extent, from month end balances. Management does not believe that the limited use of month end balances rather than daily balances has caused any material differences in the information presented. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. No tax equivalent yield adjustments have been made. The yields set forth below include the effect of loan fees, discounts and premiums that are amortized or accreted to interest income.

	At December 31, 2009		For the Years Ended December 31,
			2009			2008			2007
	Average Balance	Yield/Cost	Average Balance	Interest Income / Expense	Yield/Cost	Average Balance	Interest Income / Expense	Yield/Cost	Average Balance	Interest Income / Expense	Yield/Cost
Assets:
Interest-earning assets:
Interest-earning deposits	$10,704	1.67%	$7,333	$165	2.25%	$1,876	$54	2.88%	3,298	$179	5.43%
Securities purchased under agreements to resell	11,800	1.48	12,435	236	1.90	7,464	204	2.73	7,300	415	5.68
Securities, tax-exempt (1)	680	4.50	743	33	4.44	2,714	108	3.98	4,474	180	4.02
Securities, taxable (1)	6,334	5.06	7,202	379	5.26	7,712	348	4.51	11,862	507	4.27
Loans (2)	108,895	6.02	114,923	7,102	6.18	123,226	7,837	6.36	112,791	7,477	6.63
Federal Home Loan Bank stock	6,549	—	6,549	—	—	6,549	—	—	6,549	218	3.33

Total interest-earning assets	144,962	5.01%	149,184	7,915	5.31%	149,541	8,551	5.72%	146,274	8,976	6.14

Noninterest-earning assets	12,647		11,572			11,575			10,680

Total assets	$157,609		$160,755			$161,116			$156,954

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$13,621	0.38%	$13,398	57	0.43%	$12,059	120	1.00%	11,547	134	1.16%
NOW and money market accounts	33,426	0.77	35,367	422	1.19	29,889	639	2.14	28,096	731	2.60
Certificates of deposit	70,564	2.92	68,412	2,298	3.36	68,960	2,885	4.18	67,651	3,226	4.77
Brokered certificates of deposit	2,811	4.52	2,900	133	4.59	3,828	169	4.41	2,578	104	4.03
Federal Home Loan Bank advances	18,128	3.77	21,630	906	4.19	26,126	1,119	4.28	25,806	1,229	4.76

Total interest-bearing liabilities	138,550	2.30%	141,707	3,816	2.69%	140,862	4,932	3.50%	135,678	5,424	4.00%

Non-interest-bearing deposits	3,939		3,459			3,409			3,803
Other non-interest-bearing liabilities	2,805		3,147			3,404			2,310

Total liabilities	145,294		148,313			147,675			141,791

Total equity	12,315		12,442			13,441			15,163

Total liabilities and equity	$157,609		$160,755			$161,116			$156,954

Net interest income				$4,099			$3,619			$3,552

Interest rate spread (3)					2.62%			2.22%			2.14%

Net interest margin (4)					2.75%			2.42%			2.43%

Average interest-earning assets to average interest-bearing liabilities					105.28%			106.16%			107.81%

(1)	Securities include unamortized premiums and unaccreted discounts. Securities include both available-for-sale and held-to-maturity securities. Fair value adjustments on available-for-sale securities have been included in the average balance for non-interest earning assets.
(2)	The allowance for loan losses has been included in the average balance for non-interest earning assets.
(3)	The interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	The net interest margin represents net interest income as a percent of average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities for the years ended December 31, 2009 and 2008. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

2009 Compared to 2008	Rate	Volume	Net
	(In thousands)

Interest income:
Interest-earning deposits	$(9)	$120	$111
Securities purchased under agreements to resell	(27)	59	32
Securities, tax-exempt	14	(89)	(75)
Securities, taxable	51	(20)	31
Loans	(217)	(518)	(735)
Federal Home Loan Bank stock	—	—	—

Total	(188)	(448)	(636)

Interest expense:
Savings accounts	(78)	15	(63)
NOW and money market accounts	(371)	154	(217)
Certificates of deposit	(564)	(23)	(587)
Brokered certificates of deposit	7	(43)	(36)
Federal Home Loan Bank advances	(25)	(188)	(213)

Total	(1,031)	(85)	(1,116)

Increase (decrease) in net interest income	$843	$(363)	$480

2008 Compared to 2007	Rate	Volume	Net
	(In thousands)

Interest income:
Interest-earning deposits	$(65)	$(60)	$(125)
Securities purchased under agreements to resell	(221)	10	(211)
Securities, tax-exempt	(2)	(70)	(72)
Securities, taxable	30	(189)	(159)
Loans	(282)	642	360
Federal Home Loan Bank stock	(218)	—	(218)

Total	(757)	332	(425)

Interest expense:
Savings accounts	(20)	6	(14)
NOW and money market accounts	(143)	51	(92)
Certificates of deposit	(405)	64	(341)
Brokered certificates of deposit	11	54	65
Federal Home Loan Bank advances	(125)	15	(110)

Total	(683)	191	(492)

Increase (decrease) in net interest income	$(74)	$141	$67

Management of Market Risk

Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal goal of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates.

Our board of directors is responsible for the review and oversight of our asset/liability strategies. The Asset/Liability Committee of the board of directors meets quarterly and is charged with developing an asset/liability management plan. Our board of directors has established an Asset/Liability Management Committee, consisting of senior management. This committee meets twice per month to review pricing and liquidity needs and to assess our interest rate risk. This committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

Among the techniques we are currently using to manage interest rate risk are: (i) selling into the secondary mortgage market a significant portion of our fixed-rate one- to four-family residential mortgage loan originations; (ii) expanding our commercial real estate, commercial and industrial loans, agricultural real estate and production loans as they generally reprice more quickly than one- to four-family residential mortgage loans; and (iii) emphasizing less interest rate sensitive and lower-cost “core deposits.” We also maintain a portfolio of short term or adjustable rate assets and from time to time have used fixed-rate Federal Home Loan Bank advances and brokered deposits to extend the term to repricing of our liabilities.

While we believe these strategies have helped manage our interest rate exposure, they do pose risks. For example, commercial real estate, commercial and industrial, agricultural real estate and production loans and indirect automobile loans generally present a higher level of credit risk than residential one- to four-family loans. In addition, core deposit accounts generally cost more to maintain and market than certificates of deposit.

An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have utilize a computer simulation model to provide an analysis of estimated changes to our net portfolio value (“NPV”) under the assumed parallel instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV.

Set forth below is an analysis of the changes to the economic value of our equity that would occur to our NPV as of December 31, 2009 in the event of designated changes in the United States treasury yield curve. At December 31, 2009, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

Change in Interest Rates (Basis Points) (2)	Estimated NPV (3)	Estimate Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (1)
		Amount	Percent	NPV Ratio (4)	Change in Basis Points
(Dollars in Thousands)

300+	$14,226	$(528)	(3.58)%	9.39%	16
200+	14,297	(457)	(3.10)	9.26	3
100+	14,630	(124)	(0.84)	9.30	7
—	14,754	—	—	9.23	—
100-	13,943	(811)	(5.50)	8.62	(61)

(1)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(2)	Estimated NPV assumes an instantaneous uniform change in interest rates at all maturities.
(3)	NPV is the discounted present value of expected cash flows from assets, liabilities and off balance sheet contracts.
(4)	NPV Ratio represents NPV divided by the present value of assets.

In addition to modeling changes in NPV, we also analyze estimated changes to net interest income (“NII”) for a prospective twelve-month period under the interest rate scenarios set forth above. The following table sets forth our NII model as of December 31, 2009.

Change in Interest Rates (Basis Points)	Estimated Net Interest Income (1)	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent
300+	$5,403	$623	13.03%
200+	5,159	379	7.93
100+	4,928	148	3.10
—	4,780	—	—
100-	4,442	(338)	(7.07)

(1)	Estimated net interest income assumes an instantaneous uniform change in interest rates at all maturities.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. The tables also do not measure the changes in credit and liquidity risk that may occur as a result of changes in general interest rates. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and net interest income and will differ from actual results.

Our policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities, and Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including securities repurchase agreements. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities were $(412,000) and $(103,000) for the years ended December 31, 2009 and 2008, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits in other financial institutions, offset by principal collections on loans, and proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities were $2.7 million and $739,000 for the years ended December 31, 2009 and 2008, respectively. Net cash provided by financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by (used in) financing activities was $(915,000) and $2.4 million for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $11.2 million, or 7.2% of adjusted total assets, which is above the required level of $6.2 million, or 4.0%; and total risk-based capital of $12.6 million, or 11.6% of risk-weighted assets, which is above the required level of $8.7 million, or 8.0%. Accordingly Harvard Savings Bank was categorized as well capitalized at December 31, 2009. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2009, we had outstanding commitments to originate loans of $6.0 million, commitments under unused lines of credit of $9.7 million. In addition, we had outstanding letters of credit of $388,000 at December 31, 2009. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2009 totaled $39.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit. For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 17 of the Notes to our Consolidated Financial Statements.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our consolidated financial statements.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.(T)	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as Harvard Illinois Bancorp, Inc.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Board of Directors is comprised of seven members. Our Bylaws provide that Directors are divided into three classes, with one class of Directors elected annually. Our Directors are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify. Our Officers are generally appointed to serve for a one-year period and until their respective successors have been chosen.

The table below sets forth certain information regarding our Board of Directors and Executive Officers who are not Directors, including the terms of office of board members.

Name	Position(s) Held With Harvard Illinois Bancorp, Inc.	Age (1)	Director Since (2)	Current Term Expires	Shares Beneficially Owned (1)	Percent of Class

DIRECTORS

Michael P. Feeney	Director	41	2008	2010	600	*
William D. Schack	Chairman of the Board	60	1989	2010	2,000	*
Steven D. Garrells	Director	38	2010	2010	1,000	*
Donn L. Claussen	Executive Vice President and Chief Financial Officer	51	2008	2011	10,000	*
John W. Rebhorn	Director	66	1996	2011	9,500	*
Duffield J. Seyller III	President and Chief Executive Officer	60	1988	2012	10,013	*
Richard L. Walker	Director	66	2008	2012	5,000

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Richard J. Lipinsky	Secretary and Treasurer				7,504	*
Michael T. Neese	Vice President and Loan Officer				2,517	*
Dennis Lee	Vice President and Commercial Loan Officer				508	*

All Directors and Executive Officers as a Group (10 persons)					48,642	6.20%

*	Less than 1%.
(1)	As of December 31, 2009.
(2)	Includes services with Harvard Savings Bank.

The Business Background of Our Directors and Executive Officers. The business experience for the past five years of each of our directors and executive officers is set forth below. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors

Donn L. Claussen. Mr. Claussen is the Executive Vice President and Chief Financial Officer of Harvard Savings Bank and oversees the accounting and investment areas. He has been with Harvard Savings Bank since 2007. Previously, Mr. Claussen was a partner with the accounting firm of Lindgren, Callihan, Van Osdol & Co., Ltd., Rockford, Illinois, specializing in financial institution matters.

Michael P. Feeney. Mr. Feeney is the owner and manager of Feeney Package Liquor in Morris, Illinois. Previously, he was the operations manager of a Wal-Mart distribution center in Spring Valley, Illinois. Prior to joining the Harvard Savings Bank board of directors in April, 2008, Mr. Feeney was a director of Morris Building & Loan, S.B.

John W. Rebhorn. Mr. Rebhorn was the owner of Harvard Implement for 22 years and is currently the owner of Harvard All-Store, a storage facility. Mr. Rebhorn has been a director for 15 years.

William D. Schack. Mr. Schack is currently the owner of the Harvard Retirement Home and Harvard Ranch. Mr. Schack has worked in the retirement field for 25 years.

Steven D. Garrels. Mr. Garrels, age 38, has served as an independent certified public accountant for 17 years. Mr. Garrels is currently a partner with Borhart Spellmeyer & Company, LLC, Elgin, Illinois. Mr. Garrels has experience with internal and external auditing of financial institutions.

Duffield J. Seyller III. Mr. Seyller is currently the President and Chief Executive Officer of Harvard Savings Bank. He has been employed in the banking industry since 1976 in various positions. He has been employed with Harvard Savings Bank since 1985.

Richard L. Walker. Mr. Walker is presently retired. He was previously the owner and manager of a John Deere dealership for over 30 years. Mr. Walker was also on the board of directors of Morris Building & Loan, S.B. and joined the Harvard Savings Bank board of directors in April 2008.

Executive Officers Who Are Not Directors

Richard J. Lipinsky. Mr. Lipinsky is the Secretary and Treasurer of Harvard Savings Bank. He oversees the operations and information technology areas of Harvard Savings Bank. Mr. Lipinsky has been with Harvard Savings Bank since 1986.

Michael T. Neese. Mr. Neese is Vice President of Harvard Savings Bank. Mr. Neese is an attorney and oversees Harvard Savings Bank’s lending area. Mr. Neese has been with Harvard Savings Bank since 1993. Mr. Neese is the brother-in-law of Mr. Seyller.

Dennis Lee. Dennis Lee is Vice President and Commercial Loan Officer of Harvard Savings Bank and has been with Harvard Savings Bank since 2007. Mr. Lee has been in the financial services industry for 23 years with 19 years in a management capacity.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.

Based solely on the review of copies of the reports we have received and written representations provided to us from the individuals required to file the reports, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in Harvard Illinois Bancorp Inc. common stock during the year ended December 31, 2009.

Code of Ethics

We expect to adopt a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by our directors, executive officers and employees. The Code of Ethics and Business Conduct will require that our directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest.

In addition, we expect to adopt a Code of Ethics for Senior Officers that is applicable to our senior financial officers, including our principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions.

We have not yet adopted the Codes of Ethics because Harvard Illinois Bancorp, Inc. just completed its initial public offering in April 2010 and intends to convene a directors’ meeting shortly to adopt such Codes of Ethics.

Procedures to be Followed by Stockholders to Submit Recommendations for Director Candidates

We expect to adopt procedures for stockholders to submit recommendations for director candidates. We have not yet adopted such procedures because Harvard Illinois Bancorp, Inc. just completed its initial public offering in April 2010 and intends to convene a directors’ meeting shortly to adopt such procedures.

Meetings of the Board of Directors and Committees

Our board of directors meets on a monthly basis and may hold additional special meetings. During the year ended December 31, 2009, the board of directors of Harvard Savings Bank held 12 regular meetings and one special meeting.

Committees of Harvard Illinois Bancorp, Inc.

The Board of Directors of Harvard Illinois Bancorp, Inc. has standing Audit, Nominating and Compensation Committees.

The Audit Committee is responsible for supervising Harvard Illinois Bancorp, Inc.’s accounting, financial reporting and financial control processes. Generally, the Audit Committee oversees management’s efforts with respect to the quality and integrity of our financial information and reporting functions and the adequacy and effectiveness of our system of internal accounting and financial controls. The Audit Committee also reviews the independent audit process and the qualifications of the independent registered public accounting firm. Each member of the Audit Committee is “independent” as defined in the Nasdaq corporate governance listing standards. The Audit Committee is comprised of Directors Michael P. Feeney, William D. Schack and Steven D. Garrels. The Audit Committee has sole responsibility for engaging our registered public accounting firm. The board of directors has designated Steven D. Garrels an “audit committee financial expert” under the rules adopted by the Securities and Exchange Commission.

The Nominating Committee meets annually in order to nominate candidates for membership on the board of directors. The Nominating Committee is comprised of Directors Walker, Feeney and Schack, each of whom is an independent director.

The Compensation Committee establishes Harvard Illinois Bancorp, Inc.’s compensation policies and reviews compensation matters. The Compensation Committee is comprised of Directors William D. Schack, Michael P. Feeney and Richard L. Walker, each of whom is an independent director.

ITEM 11.	Executive Compensation

Director Compensation

The following table sets forth the compensation paid to our directors other than Messrs. Seyller and Claussen during the year ended December 31, 2009. Information with respect to director fees and other director compensation paid to Messrs. Seyller and Claussen is included below in “Executive Officer Compensation – Summary Compensation Table.”

Director Compensation
Name	Fees earned or paid in cash ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Michael P. Feeney	$11,700	$—	$—	$11,700

Anthony J. Koss(5)	$1,800	$2,108	$—	$3,908

William D. Schack	$11,700	$2,922	$—	$14,622

Ronald M. Seeley(2)	$11,700	$2,863	$—	$14,563

John W. Rebhorn	$10,800	$2,462	$—	$13,262

Richard L. Walker	$11,700	$44	$—	$11,744

Steven D. Garrels(2)	$—	$—	$—	$—

(1)	Anthony J. Koss retired from the board in March 2009.
(2)	Mr. Seeley retired from the board in February 2010. Steven D. Garrels replaced Mr. Seeley in February 2010.

Fees. In 2009, Harvard Savings Bank paid each director a fee of $900 for each board meeting attended, provided that a director could miss one board meeting per year and receive fees for such meeting. No separate fees are paid for committee meetings attended or for service as committee chairmen. Harvard Illinois Bancorp, Inc. does not pay any meeting or committee fees. For 2010, Harvard Savings Bank board meeting fees remain at $900 per meeting.

Director Deferred Fee Agreements. In 1995, Harvard Savings Bank entered into deferred fee agreements with Directors Koss, Schack and Seeley. In 1996, 1997 and 1998, Harvard Savings Bank entered into deferred fee agreements with Directors Radebaugh, Rebhorn and Seyller, respectively. The agreements allow the directors to defer the payment of a percentage of their board fees to a deferral account established by Harvard Savings Bank. Compensation deferred under the plan and interest thereon (equal to the rate on high grade long-term corporate bonds) are payable upon the director’s termination of service, disability, or upon a change in control of Harvard Savings Bank followed by termination of service. Payment will be made either in a lump sum or in monthly installments, as elected by the director at the time of entry into the agreement. In the event of a director’s death while the director is employed, the director’s beneficiary will receive a death benefit payable in 120 monthly installments. If the director dies during the distribution of benefits, his beneficiary will receive a continuation of such benefits, payable at the same time and in the same amount as if the benefits were paid to the director. Harvard Savings Bank has acquired bank-owned life insurance to informally fund its benefit obligations under these agreements.

In 2009, Harvard Savings Bank also entered into similar deferred fee agreements with Directors Claussen, Feeney and Walker; however, bank-owned life insurance was not purchased to informally fund the benefits under these agreements.

Executive Officer Compensation

Summary Compensation Table. The following table sets forth the total compensation paid to or earned by our President and Chief Executive Officer Duffield J. Seyller III, our Executive Vice President and Chief Financial Officer Donn L. Claussen and our Vice President and Loan Officer Michael T. Neese for the fiscal years ended December 31, 2009 and 2008. We refer to these individuals as “Named Executive Officers.”

Summary Compensation Table
Name and principal position	Year	Salary(1) ($)	Bonus ($)		Non-qualified deferred compensation earnings ($)		All other compensation(2) ($)	Total ($)
Duffield J. Seyller III, President and Chief Executive Officer	2009 2008	$145,128 140,220	$	— 15,500		$1,161 538	$27,851 26,929	$174,140 183,187

Donn L. Claussen, Chief Financial Officer	2009 2008	$136,703 132,080	$	— 15,000	$	— —	$28,040 22,668	$164,743 171,964

Michael T. Neese, Vice President and Loan Officer	2009 2008	$120,189 116,125	$	— 9,000	$	— —	$3,606 3,754	$123,795 128,879

(1)	Mr. Seyller deferred $8,708 and $9,343 from his base salary to the Pentegra Deferred Contribution Plan for Financial Instructions (“401(k) Plan”) and $2,400 and $2,400 to the banks cafeteria plan for the years ended December 31, 2009 and 2008, respectively. Mr. Claussen deferred $8,202 and $3,542 from his base salary to the 401(k) Plan and $7,200 and $480 to the cafeteria plan for the years ended December 31, 2009 and 2008, respectively. Mr. Neese deferred $7,211 and $11,862 from his base salary to the 401(k) Plan for the years ended December 31, 2009 and 2008, respectively.
(2)	The amount listed in this column for Mr. Seyller consists of $11,700 and $10,800 in board fees, $4,354 and $4,672 in matching contributions under Harvard Savings Banks 401(k) Plan, $11,045 and $10,704 in employer-paid health benefits and $752 and $752 in life insurance costs for the years ended December 31, 2009 and 2008, respectively. The amount listed for Mr. Claussen consists of $11,700 and $9,000 in board fees, $4,101 and $1,770 in matching contributions under the 401(k) Plan, $11,045 and $10,704 in employer-paid health benefits and $1,194 and $1,194 in life insurance costs for the years ended December 31, 2009 and 2008, respectively. The amount listed for Mr. Neese represents $3,606 and $3,754 in matching contributions under the 401(k) Plan for the years ended December 31, 2009 and 2008, respectively. The executives listed in this table also participate in certain medical coverage plans not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. With respect to employer-paid health benefits, we have listed only the portion that is in excess of that portion that we pay for all employees.

Benefit Plans

Employment Agreements. In December 2009, in connection with the conversion and offering, Harvard Savings Bank entered into employment agreements with Duffield J. Seyller III and Donn L. Claussen. The agreements each have an initial term of three years. Unless notice of non-renewal is provided, the agreements renew annually so that the remaining term reverts to three years upon such renewal. The agreements provide for payment of a base salary, which will be reviewed at least annually, and which may be increased, but not decreased (except for a decrease not in excess of any decrease that is applicable generally to all employees). Under the employment agreements, the executives will receive base salaries of $145,128, with respect to Mr. Seyller, and $136,703, with respect to Mr. Claussen. In addition to base salary, Messrs. Seyller and Claussen are entitled to participate in the bonus plans and other employee benefit and fringe benefit plans applicable to senior executive officers, and will be reimbursed for business expenses incurred, including continuing education necessary to improve skills of a senior bank executive. Harvard Savings Bank will provide Messrs. Seyller and Claussen with four weeks of paid vacation and term life insurance with a death benefit equal to $250,000, in the case of Mr. Seyller, and $350,000, in the case of Mr. Claussen. In addition, the employment agreements state that the Bank will maintain Salary Continuation Agreements with each of Messrs. Seyller and Claussen that will provide an annual benefit of $40,800 and $52,000, respectively, for a term of 15 years following each executive’s retirement.

The executives will be entitled to severance benefits in the event of an involuntary termination of employment (other than due to death or disability) or in the event of the executive’s resignation for “good reason,” which would include:

(1)	failure to appoint or reappoint the executive to his executive position;

(2)	failure to appoint or reappoint the executive to the board of Harvard Savings Bank and Harvard Illinois Bancorp, Inc., provided that a failure of the Harvard Illinois Bancorp, Inc. shareholders to elect executive to the Harvard Illinois Bancorp, Inc. board will not constitute good reason;

(3)	a material change in the executive’s functions, duties or responsibilities, which change would cause the executive’s position to become one of lesser responsibility, importance or scope;

(4)	a relocation of the executive’s principal place of employment by more than 15 miles from its location as of the date of the agreement;

(5)	material reduction in the benefits and perquisites provided to The executive as of the effective date of the agreement;

(6)	a liquidation or dissolution of Harvard Savings Bank other than liquidations or dissolutions that are caused by reorganizations that do not affect the status of the executive; or

(7)	a material breach of the agreement by Harvard Savings Bank.

Under any of these circumstances, the executive will be entitled to a lump sum severance payment equal the base salary due to the executive for the remaining unexpired term of the agreement (or $435,384 in the case of Mr. Seyller and $410,109 in the case of Mr. Claussen, if employment was terminated on December 31, 2009). Any such payments would be made from the general funds of Harvard Savings Bank. If the executive’s employment is involuntarily terminated or if the executive resigns for good reason (as defined above) following the occurrence of a change in control of Harvard Savings Bank or Harvard Illinois Bancorp, Inc., the executive will be entitled to a lump sum severance payment equal to the greater of: (i) three times the sum of: (A) his highest annual rate of base salary paid at anytime under the agreement, plus (B) the greater of: (x) his average annual cash bonus paid to him with respect to the three completed fiscal years prior to his termination or (y) the cash bonus paid in the fiscal year prior to his termination; or (ii) 299% of his “base amount” as defined in Section 280G of the Code (or $482,000 in the case of Mr. Seyller and $455,000 in the case of Mr. Claussen, if employment was terminated on December 31, 2009). The executive’s severance payment will be made within 30 days following his termination date, provided, however, if the executive is a “specified employee,” as defined in Section 409A of the Internal Revenue Code, then the payment will commence on the first day of the seventh month following his date of termination. Any such payments would be made from the general funds of Harvard Savings Bank (or its acquiror) if termination occurs following a change in control. In addition, Harvard Savings Bank will continue to provide continued life insurance coverage and non-taxable medical and dental coverage substantially comparable to the coverage maintained for the executive prior to his termination date for the remaining unexpired term of the agreement or, in the event of a change in control, for 36 months.

If the executive becomes disabled, he is entitled to all disability benefits under any disability plan of Harvard Savings Bank. Upon termination of employment due to retirement (as defined therein), the executive would only be entitled to his benefits under any retirement plan of Harvard Savings Bank and other plans to which he is a party. In the event that the executive’s employment is terminated for cause, the executive would have no right to receive compensation or other benefits for any period after his termination.

Upon a termination of employment for which the executive receives a severance payment under the employment agreement, other than in connection with a change in control, the executive agrees not to compete with Harvard Savings Bank for one year following termination within 15 miles of the locations in which Harvard Savings Bank has business operations.

Change in Control Agreement. In December 2009, Harvard Savings Bank entered into a change in control agreement with Richard J. Lipinsky, Secretary and Treasurer of Harvard Savings Bank. The term of the agreement is for two years, renewable for an additional year on each anniversary date of the agreement, such that the remaining term of the agreement will always be for two years, unless the board determines not to renew the change in control agreement after a comprehensive review of executive’s performance, which will be conducted annually.

In the event of a change in control of Harvard Illinois Bancorp, Inc. or Harvard Savings Bank followed by the executive’s voluntary termination for “good reason” or involuntary termination, other than for cause, the executive will be entitled to a severance payment. “Good reason” is defined as follows:

(1)	failure to appoint or reappoint executive to his executive position;

(2)	a material change in the executive’s functions, duties or responsibilities, which change would cause the executive’s position to become one of lesser responsibility, importance or scope;

(3)	a liquidation or dissolution of Harvard Savings Bank other than liquidations or dissolutions that are caused by reorganizations that do not affect the status of the executive;

(4)	a material reduction in base salary, benefits or perquisites from those being provided at the effective date of the agreement;

(5)	a relocation of executive’s principal place of employment by more than 15 miles from its location as of the date of the agreement; or

(6)	a material breach of the change in control agreement by Harvard Savings Bank.

In the event of a change in control followed by the executive’s involuntary termination, including a termination for good reason, but not including a termination for cause, the executive will be entitled to a severance payment equal to two times the sum of (i) executive’s base salary in effect as of the termination date, plus (ii) the highest level of incentive cash compensation earned by the executive during either the calendar year in which the termination occurs or the two calendar years immediately preceding the year in which the termination occurs (or $173,000 if employment was terminated on December 31, 2009). Such payment will be made from the general funds of Harvard Savings Bank. In addition, the executive will be entitled to life insurance coverage and non-taxable medical and dental coverage for two years following termination. Any cash severance payment will be made in a lump sum within 30 days following the executive’s termination date. The agreement provides that in the event the severance payments would include an “excess parachute payment” under Section 280G of the Internal Revenue Code, such benefits will be reduced by the minimum amount necessary to avoid penalties.

Salary Continuation Agreements. Harvard Savings Bank entered into salary continuation agreements with Mr. Seyller and Mr. Neese on December 28, 2006, and with Mr. Claussen on January 1, 2008, in order to provide the executives with supplemental retirement benefits. Under the salary continuation agreement, the executive is entitled to a normal retirement benefit upon termination of employment on or after attaining age 65. The normal retirement benefit is an annual benefit equal to $52,000 for Mr. Claussen, $40,800 for Mr. Seyller, and $25,000 for Mr. Neese, payable in 12 equal monthly installments for 15 years. In the event the executive terminates employment prior to normal retirement age, other than due to disability or death, the executive will be entitled to an early termination benefit. If the executive’s termination is due to his involuntary termination, the executive’s early termination benefit will be an amount equal to his accrued benefit determined as of the end of the month preceding his termination, annuitized and paid for 15 years, on a monthly basis, commencing in the month following his separation from service. In such event, the annual benefit, if involuntary termination occurred at September 30, 2009, would be $15,671 for Mr. Seyller, $4,200 for Mr. Claussen and $13,874 for Mr. Neese. If the executive’s termination is due to his voluntary resignation, the executive’s early termination benefit will be an amount equal to his vested accrued benefit as of the end of the month preceding his termination, where the early termination benefit will vest at a rate of 10% per year, beginning January 1, 2009 for Mr. Claussen and the first day of the plan year for Messrs. Seyller and Neese following the execution of their agreements. The early termination benefit is payable in 180 monthly installments, commencing on the first day of the month following termination of employment.

In the event of a change in control with respect to Mr. Claussen, or in the event of a change in control followed by the executive’s termination of employment within 24 months thereafter with respect to Messrs. Seyller and Neese, or in the event of the executive’s termination due to disability, the executive will be entitled to the normal retirement benefit, payable in 12 equal monthly installments for 15 years commencing on the date on which the executive attains age 65, provided, however, that in the event of a change in control, such benefit would be reduced to avoid an excess parachute payment. The benefits payable following an executive’s termination of employment without cause or following a change in control, would be paid from the general funds of Harvard Savings Bank.

In the event of the executive’s death while employed, the executive’s beneficiary will receive an annual benefit equal to the executive’s normal retirement benefit, payable in 12 equal monthly installments for 15 years commencing immediately following the executive’s death. If the executive dies during the distribution of benefits, the beneficiary will receive a continuation of such benefits at the same time and in the same amount as if the benefits were paid to the executive.

In the event the executive is a “specified employee,” as defined in Section 409A of the Internal Revenue Code, then the portion of the normal retirement benefit or the early termination benefit that is to be paid during the six month period following termination, other than due to death or disability, will be accumulated and paid to the executive in a lump sum on the first day of the seventh month following termination.

Split Dollar Life Insurance Agreement. Harvard Savings Bank has entered into a split dollar life insurance agreement with Mr. Claussen. The agreement is intended to be a non-equity endorsement split dollar agreement with respect to certain insurance policies purchased and owned by Harvard Savings Bank. Pursuant to the agreement, Harvard Savings Bank will pay the premium payments that are due on the insurance policies and Harvard Savings Bank and Mr. Claussen’s beneficiaries will share in the death benefit at his death.

In the event of Mr. Claussen’s death while employed with Harvard Savings Bank, Mr. Claussen’s beneficiary will be paid $350,000 and the bank will be paid $650,000. However, Mr. Claussen’s beneficiary will have no rights or interests under the agreement if Mr. Claussen’s employment terminates for any reason other than due to his death.

Tax Qualified Plans

401(k) Plan. Harvard Savings Bank participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified 401(k) plan, for the benefit of employees of Harvard Savings Bank who have satisfied the 401(k) plan’s eligibility requirements. All eligible employees can begin participation in the 401(k) plan on the earliest date that coincides with or next follows the date the employee completes one year of employment and attains age 21. A participant may contribute up to 50% of his or her salary, which includes basic salary, plus overtime and bonus, to the 401(k) plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code. For 2009, the salary deferral contribution limit is $16,500, provided, however, that a participant over age 50 may contribute an additional $5,500 to the 401(k) plan as a “catch-up” contribution. A participant is always 100% vested in his or her salary deferral and catch-up contributions. In addition, the 401(k) plan provides that Harvard Savings Bank will make matching contributions to the account of a participant in an amount equal to 50% of the participant’s contributions on the first six percent of the participant’s compensation for the year. A participant will become fully vested in his or her matching contributions upon completion of the participant’s third year of credited service. A participant also becomes 100% vested in his or her matching contributions upon the participant’s death, disability or attainment of age 65 while employed with Harvard Savings Bank. Failure to complete three years of employment will result in a forfeiture of the participant’s matching contributions and earnings thereon credited to the participant’s account. Unless elected otherwise by the participant, the benefits under the 401(k) plan are generally distributed in the form of a lump sum payment following the participant’s termination of employment.

Each participant has an individual account under the 401(k) plan and may direct the investment of his or her account among a variety of investment options available under the plan. In connection with the conversion, Harvard Saving Bank will transfer the assets attributable to Harvard Savings Bank’s employees from the Pentegra multiple employer plan to a single employer plan and will add the Harvard Illinois Financial Corporation Stock Fund as an investment alternative. This change will permit Harvard

Savings Bank 401(k) Plan participants to invest their account balances in the Harvard Illinois Financial Corporation Stock Fund, both in the offering and afterwards. An independent trustee will purchase the common stock in the offering on behalf of plan participants, to the extent that shares are available. A participant will have the right to direct the trustee regarding the voting of shares purchased for his or her plan account.

Defined Benefit Plan. Harvard Savings Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions, a multiple employer plan. Employees who were hired prior to January 1, 2008 by Harvard Savings Bank and who completed one year of employment and have attained age 21 were eligible to participate in the plan. No employees hired after January 1, 2008 are eligible to participate in the plan. A participant becomes vested in his or her retirement benefit upon completion of five years of employment, provided that a participant who has reached age 65 becomes 100% vested, regardless of the number of completed years of employment.

Upon termination of employment at or after age 65, a participant will be entitled to an annual normal retirement benefit equal to 1.5% of the participant’s average annual salary for the five highest paid consecutive years of benefit service multiplied by the number of years of benefit service. A participant who terminates employment prior to age 65 will be entitled to an annual early retirement benefit. The early retirement benefit is equal to the vested amount of the normal retirement benefit accrued at the participant’s termination date. Payment of the early retirement benefit can begin as early as 55, in which case the accrued benefit will be reduced by applying an early retirement factor based on the participant’s age when payments begin. Normal and early retirement benefits are generally payable over the longer of the lifetime of the participant or 120 monthly installments, unless one of the optional forms of distribution has been selected. The optional forms of distribution under the plan include various annuities or a lump sum payment option. In the event a participant dies while in active service, the participant’s beneficiary will be entitled to a lump sum death benefit equal to 100% of the participant’s last 12 months’ salary, plus an additional 10% of such salary for each year of benefit service until a maximum of 300% of such salary is reached for 20 or more years. Messrs. Seyller, Claussen and Neese have approximately 21, 1 and 16 years, respectively, of credited service under the plan.

Stock-Based Benefit Plans

Employee Stock Ownership Plan. In connection with the recent conversion and offering, Harvard Savings Bank adopted an employee stock ownership plan for eligible employees. An employee stock ownership plan is a tax-qualified retirement plan that primarily invests in the common stock of Harvard Illinois Financial Corporation. Eligible employees who have attained age 21 and who are employed for one year will begin participation in the employee stock ownership plan on the later of the effective date of the employee stock ownership plan or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 8% of the total number of shares of Harvard Illinois Bancorp, Inc. common stock issued in the offering. The employee stock ownership plan funded its stock purchase with a loan from Harvard Illinois Bancorp, Inc. equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Harvard Saving Bank’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 15-year term of the loan. The interest rate for the employee stock ownership plan loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering. Thereafter the interest rate adjusts annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year. No shares had been allocated to participants under the employee stock ownership plan as of December 31, 2009.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as Harvard Savings Bank repays the loan. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant becomes vested in his or her retirement benefit only after three years of service in accordance with a three-year cliff vesting schedule. Participants who were employed by Harvard Savings Bank immediately prior to the offering receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, Harvard Savings Bank will record a compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in Harvard Illinois Bancorp, Inc.’s earnings.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of April 8, 2010, with respect to persons known by us to be the beneficial owners of more than 5% of our outstanding common stock. Percentages are based on 784,689 shares of common stock issued and outstanding as of April 8, 2010.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding

Harvard Savings Bank Employee Stock Ownership Plan 58 North Ayer Street Harvard, Illinois 60033	62,775	8%

Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance.”

We do not have any equity compensation program other than our employee stock ownership plan.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Certain Related Persons

Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk or repayment or present other unfavorable features. Harvard Savings Bank is therefore prohibited from making any loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made under a program generally available to all other employees and that does not give preference to any executive officer or director over any other employee. Additionally, all future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to legal counsel.

Harvard Savings Bank has adopted a lending program that provides eligible employees, officers and directors of the bank the opportunity to obtain one mortgage loan (primary residence only) at an interest rate below what is offered to customers in the normal course of business. The interest rate is 1% below the Fannie Mae rate on the date of entering the program or the date the loan is scheduled to re-price. Prior to February 2009, the interest rate was based upon the “Applicable Federal Rate” as published monthly in the Federal Register. Employees who have been employed full-time for three months or have accumulated 1,000 hours of employment are eligible to participate in the program. The outstanding balance of such loans totaled approximately $2.3 million and $1.9 million at December 31, 2009 and 2008, respectively. Approximately $854,000 and $566,000, respectively, were loans to executive officers or directors. Effective April 2008, directors are no longer eligible to obtain new loans through the program.

Set forth below is certain information as to loans made by Harvard Savings Bank to certain of its directors and executive officers, or their affiliates, whose aggregate indebtedness to Harvard Savings Bank under the above-referenced Employee Loan Program exceeded $120,000 at any time since January 1, 2009. All of the loans in the following table are first mortgage loans secured by the borrower’s principal place of residence. All of such loans were being repaid in accordance with their contractual terms as of December 31, 2009.

Name of Individual	Highest Balance Since January 1, 2009	Balance on December 31, 2009	Amount of Principal Paid Since January 1, 2009	Amount of Interest Paid Since January 1, 2009	Interest Rate On December 31, 2009
William D. Schack	$141,816	$124,569	$17,247	$3,753	2.83%
Michael T. Neese	183,498	174,149	9,350	2,908	1.62%

Other than as described above, all loans the principal balances of which exceeded $120,000 at any time during the period beginning January 1, 2010, made by Harvard Savings Bank to executive officers, directors, immediate family members of executive officers and directors, or organizations with which executive officers and directors are affiliated, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Harvard Savings Bank.

The aggregate amount of our loans to our officers and directors and their related entities was $1.2 million at December 31, 2009. These loans were performing according to their original terms at December 31, 2009.

Additionally, neither Harvard Illinois Bancorp, Inc. nor Harvard Savings Bank have made loans to, or have engaged in material transactions with, promoters. Harvard Illinois Bancorp, Inc. has no intention of engaging in any material transactions with promoters in the future.

Board Independence

The Board of Directors has determined that each of our directors, with the exception of President and Chief Executive Officer Duffield J. Seyller III, Executive Vice President and Chief Financial Officer, Donn L. Claussen, and John W. Rebhorn, Director, are “independent” as defined in the listing standards of the Nasdaq Stock Market. Messrs. Seyller and Claussen are not independent because they are each one of our executive officers.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

The following table sets forth the fees we paid to BKD LLP for the years ended December 31, 2009 and 2008.

	2009	2008
Audit fees (1)	$54,600		$35,250
Audit-related fees (2)	$—		$—
All other fees(3)	$107,590	$

(1)	Audit fees relate to the audit of Harvard Illinois Bancorp Inc.’s consolidated financial statements and to SEC registration statements.
(2)	Audit-related fees pertain to the audit of the financial statements of certain employee benefit plans. For 2009, fees also pertain to the documentation of internal control policies and procedures over financial reporting.
(3)	Fees pertain to preparation of Form S-1 Registration Statement under the Securities Act of 1933.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter adopted in connection with our becoming a public company, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to us that are prohibited by law or regulation.

In addition, in connection with our becoming a publicly-traded company, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the audit or services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During each of the years ended December 31, 2009 and 2008, 100% of audit services were approved, in advance, by the Audit Committee.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2009 and 2008;

(C)	Consolidated Statements of Income - years ended December 31, 2009, 2008 and 2007;

(D)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2009, 2008 and 2007;

(E)	Consolidated Statements of Cash Flows - years ended December 31, 2009, 2008 and 2007; and

(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of Harvard Illinois Bancorp, Inc.*

3.2	Bylaws of Harvard Illinois Bancorp, Inc.*

4	Form of Common Stock Certificate of Harvard Illinois Bancorp, Inc.*

10.1	Proposed Form of Employee Stock Ownership Plan*

10.2	Proposed Employment Agreement between Harvard Savings Bank and Duffield J. Seyller, III*

10.3	Proposed Employment Agreement between Harvard Savings Bank and Donn L. Claussen*

10.4	Proposed Form of Change in Control Agreement between Harvard Savings Bank and Richard J. Lipinsky*

10.5	Employment Agreement between Harvard Savings Bank and Donn L. Claussen*

10.6	Salary Continuation Agreement with Duffield J. Seyller, III*

10.7	Salary Continuation Agreement with Michael T. Neese *

10.8	Salary Continuation Agreement with Donn L. Claussen*

10.9	Split Dollar Life Insurance Agreement with Donn L. Claussen*

10.10	Form of Director Deferred Fee Agreements*

10.11	Form of 2009 Director Deferred Fee Agreement*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-161931), initially filed September 15, 2009.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harvard Illinois Bancorp, Inc.

Date: May 12, 2010	By:	/S/ DUFFIELD J. SEYLLER III
Duffield J. Seyller III, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ DUFFIELD J. SEYLLER III Duffield J. Seyller III	President, Chief Executive Officer and Director (Principal Executive Officer)	May 6, 2010

/S/ DONN L. CLAUSSEN Donn L. Claussen	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 6, 2010

/S/ WILLIAM D. SCHACK William D. Schack	Chairman of the Board	May 6, 2010

/S/ MICHAEL P. FEENEY Michael P. Feeney	Director	May 6, 2010

/S/ JOHN W. REBHORN John W. Rebhorn	Director	May 6, 2010

/S/ STEVEN D. GARRELS Steven D. Garrels	Director	May 6, 2010

/S/ RICHARD L. WALKER Richard L. Walker	Director	May 6, 2010

EXHIBIT INDEX

3.1	Articles of Incorporation of Harvard Illinois Bancorp, Inc.*

3.2	Bylaws of Harvard Illinois Bancorp, Inc.*

4	Form of Common Stock Certificate of Harvard Illinois Bancorp, Inc.*

10.1	Proposed Form of Employee Stock Ownership Plan*

10.2	Proposed Employment Agreement between Harvard Savings Bank and Duffield J. Seyller, III*

10.3	Proposed Employment Agreement between Harvard Savings Bank and Donn L. Claussen*

10.4	Proposed Form of Change in Control Agreement between Harvard Savings Bank and Richard J. Lipinsky*

10.5	Employment Agreement between Harvard Savings Bank and Donn L. Claussen*

10.6	Salary Continuation Agreement with Duffield J. Seyller, III*

10.7	Salary Continuation Agreement with Michael T. Neese *

10.8	Salary Continuation Agreement with Donn L. Claussen*

10.9	Split Dollar Life Insurance Agreement with Donn L. Claussen*

10.10	Form of Director Deferred Fee Agreements*

10.11	Form of 2009 Director Deferred Fee Agreement*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-161931), initially filed September 15, 2009.

Harvard Savings, MHC

Report of Independent Registered Public Accounting Firm

and Consolidated Financial Statements

December 31, 2009 and 2008

Harvard Savings, MHC

December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

Harvard Savings, MHC

Harvard, Illinois

We have audited the accompanying consolidated balance sheets of Harvard Savings, MHC (Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedure that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harvard Savings, MHC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/sig/ BKD, LLP

Decatur, Illinois
May 12, 2010

Harvard Savings, MHC

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands)

Assets

	December 31,
	2009	2008

Cash and due from banks	$973	$996
Interest-bearing demand deposits in banks	2,594	3,473
Securities purchased under agreements to resell	11,800	9,550

Cash and cash equivalents	15,367	14,019

Interest-bearing deposits with other financial institutions	8,110	—

Available-for-sale securities	3,225	5,498

Held-to-maturity securities, at amortized cost (estimated fair value of $3,939 and $1,684 at December 31, 2009 and 2008, respectively)	3,789	1,596

Loans, net of allowance for loan losses of $1,426 and $1,000 at December 31, 2009 and 2008, respectively	108,895	120,749

Premises and equipment, net	3,652	3,684

Federal Home Loan Bank stock, at cost	6,549	6,549

Foreclosed assets held for sale	506	718

Accrued interest receivable	515	491

Deferred income taxes	1,231	1,092

Bank-owned life insurance	3,992	3,892

Mortgage servicing rights	398	301

Other	1,380	64

Total assets	$157,609	$158,653

See Notes to Consolidated Financial Statements

Harvard Savings, MHC

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands)

Liabilities and Equity

	December 31,
	2009	2008

Liabilities
Deposits
Demand	$3,939	$3,908
Savings, NOW and money market	47,047	42,277
Certificates of deposit	70,564	67,289
Brokered certificates of deposit	2,811	3,828

Total deposits	124,361	117,302

Federal Home Loan Bank advances	18,128	26,064
Advances from borrowers for taxes and insurance	415	453
Deferred compensation	2,096	1,913
Accrued interest payable	79	139
Other	215	255

Total liabilities	145,294	146,126

Commitments and Contingencies

Equity
Retained earnings	12,250	12,512
Accumulated other comprehensive income, net of tax	65	15

Total equity	12,315	12,527

Total liabilities and equity	$157,609	$158,653

See Notes to Consolidated Financial Statements

Harvard Savings, MHC

Consolidated Statements of Income

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Years Ended December 31,
	2009	2008	2007

Interest and Dividend Income
Interest and fees on loans	$7,102	$7,837	$7,477
Securities
Taxable	379	348	507
Tax-exempt	33	108	180
Dividends on Federal Home Loan Bank stock	—	—	218
Securities purchased under agreements to resell	236	204	415
Other	165	54	179

Total interest and dividend income	7,915	8,551	8,976

Interest Expense
Deposits	2,910	3,813	4,195
Federal Home Loan Bank advances and other borrowings	906	1,119	1,229

Total interest expense	3,816	4,932	5,424

Net Interest Income	4,099	3,619	3,552

Provision for (Credit to) Loan Losses	1,147	634	(180)

Net Interest Income After Provision for (Credit to) Loan Losses	2,952	2,985	3,732

Noninterest Income (Loss)
Customer service fees	243	237	231
Brokerage commission income	81	113	75
Net realized gains on loan sales	309	16	56
Net realized gains (losses) on sales of available-for-sale securities	(7)	(66)	11
Losses on other than temporary impairment of equity securities	(59)	(1,248)	(167)
Loan servicing fees	168	152	82
Bank-owned life insurance income, net	153	135	134
Other	15	3	31

Total noninterest income (loss)	903	(658)	453

See Notes to Consolidated Financial Statements

Harvard Savings, MHC

Consolidated Statements of Income

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Years Ended December 31,
	2009	2008	2007

Noninterest Expense
Compensation and benefits	$2,241	$2,396	$2,297
Occupancy	508	627	599
Data processing	464	555	451
Professional fees	89	115	238
Marketing	120	109	110
Office supplies	55	90	51
Federal deposit insurance	278	48	10
Indirect automobile servicing fee	206	276	277
Foreclosed assets, net	109	172	6
Bank merger expenses	—	55	618
Other	211	140	198

Total noninterest expense	4,281	4,583	4,855

Loss Before Income Taxes	(426)	(2,256)	(670)

Provision (Benefit) for Income Taxes	(164)	(1,065)	4

Net Loss	$(262)	$(1,191)	$(674)

See Notes to Consolidated Financial Statements

Harvard Savings, MHC

Consolidated Statements of Equity

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Equity

Balance, January 1, 2007	$14,377	$1,051	$15,428

Comprehensive loss

Net loss	(674)	—	(674)

Change in unrealized appreciation on available-for-sale securities, net of tax benefit of $(381)	—	(660)	(660)

Total comprehensive loss			(1,334)

Balance, December 31, 2007	13,703	391	14,094

Comprehensive loss

Net loss	(1,191)	—	(1,191)

Change in unrealized appreciation on available-for-sale securities, net of tax benefit of ($199)	—	(376)	(376)

Total comprehensive loss			(1,567)

Balance, December 31, 2008	12,512	15	12,527

Comprehensive loss

Net Loss	(262)	—	(262)

Change in unrealized appreciation on available-for-sale securities, net of tax expense of $24	—	50	50

Total comprehensive loss			(212)

Balance, December 31, 2009	$12,250	$65	$12,315

See Notes to Consolidated Financial Statements

Harvard Savings, MHC

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Years Ended December 31,
	2009	2008	2007

Operating Activities
Net loss	$(262)	$(1,191)	$(674)
Items not requiring (providing) cash
Depreciation	211	180	240
Provision for (credit to) loan losses	1,147	634	(180)
Amortization of premiums and discounts on securities	(45)	44	8
Deferred income taxes	(164)	(1,061)	(3)
Net realized gains on loan sales	(309)	(34)	(8)
Net realized (gains) losses on sales of available-for-sale securities	7	66	(11)
Loss on other than temporary impairment of equity securities	59	1,248	167
Loss on foreclosed assets held for sale	89	75	—
Bank-owned life insurance income, net	(100)	(140)	(134)
Originations of loans held for sale	(28,346)	(7,838)	(4,992)
Proceeds from sales of loans held for sale	28,558	7,872	5,000
Changes in
Accrued interest receivable	(24)	93	29
Other assets	(1,316)	289	716
Accrued interest payable	(60)	(15)	(14)
Other liabilities	143	(325)	489

Net cash provided by (used in) operating activities	(412)	(103)	633

Investing Activities
Net change in interest-bearing deposits	(8,110)	—	—
Purchases of available-for-sale securities	(23)	(170)	(3,330)
Proceeds from the sales of available-for-sale securities	495	4,140	1,724
Proceeds from maturities and pay-downs of available-for-sale securities	1,813	2,336	4,479
Purchases of held-to-maturity securities	(4,460)	(1,048)	—
Proceeds from maturities and pay-downs of held-to-maturity securities	2,309	430	141
Net change in loans	10,043	(4,323)	(6,715)
Purchase of premises and equipment	(179)	(645)	(846)
Proceeds from sale of premises and equipment	—	10	—
Proceeds from sale of foreclosed assets	787	9	—
Purchase of bank-owned life insurance	—	—	(877)

Net cash provided by (used in) investing activities	2,675	739	(5,424)

See Notes to Consolidated Financial Statements

Harvard Savings, MHC

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Years Ended December 31,
	2009	2008	2007

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	$4,801	$4,460	$(1,336)
Net increase (decrease) in certificates of deposit	2,258	(936)	3,501
Net increase (decrease) in advances from borrowers for taxes and insurance	(38)	26	13
Proceeds from Federal Home Loan Bank advances	6,128	8,972	12,460

Repayments of Federal Home Loan Bank advances	(14,064)	(10,133)	(12,820)

Net cash provided by (used in) financing activities	(915)	2,389	1,818

Net Increase (Decrease) in Cash and Cash Equivalents	1,348	3,025	(2,973)

Cash and Cash Equivalents, Beginning of Period	14,019	10,994	13,967

Cash and Cash Equivalents, End of Period	$15,367	$14,019	$10,994

Supplemental Cash Flows Information

Interest paid	$3,876	$4,947	$5,348

Income taxes paid	—	—	—

Foreclosed assets acquired in settlement of loans	664	850	—

See Notes to Consolidated Financial Statements

Harvard Savings, MHC

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Harvard Savings, MHC (Company) owns 100% of the outstanding shares of common stock of Harvard Illinois Financial Corporation, a federal corporation, which in turn owns 100% of the outstanding shares of common stock of Harvard Savings Bank (Bank). The Company is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in McHenry, Grundy, and to a lesser extent Boone counties, Illinois and Walworth County in Wisconsin. The Company also provides other services, such as accounting and brokerage services. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Harvard Savings Bank and Harvard Illinois Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segment

The Company provides community banking services, including such products and services as loans, certificates of deposits, savings accounts, mortgage originations and brokerage services. These activities are reported as a single operating segment.

The Company does not derive revenues from, or have assets located in, foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company’s total revenues.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, loan servicing rights, valuation of deferred taxes, other-than-temporary impairment (OTTI) and fair values of securities, and Federal Home Loan Bank stock impairment.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2009 and 2008, cash equivalents consisted primarily of interest-bearing demand deposits and securities purchased under agreements to resell.

The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

Effective October 3, 2008, the FDIC’s insurance limits increased to $250,000. The increase in federally insured limits is currently set to expire December 31, 2013. At December 31, 2009 and 2008, none of the Company’s interest-bearing cash accounts exceeded federally insured limits.

Interest-bearing Deposits With Other Financial Institutions

Interest-bearing deposits with other financial institutions have original maturities of more than three months to three years and are carried at cost.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10). When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principle balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is passed on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	5-50 years
Equipment	3-10 years

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

The Company owned $6,549 of Federal Home Loan Bank stock as of December 31, 2009 and 2008. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances. With regard to dividends, the FHLB will continue to assess their dividend capacity each quarter and make appropriate request for approval. The FHLB did not pay a dividend during 2009 or 2008. Management performed an analysis as of December 31, 2009 and deemed the cost investment in FHLB stock was ultimately recoverable.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

Banks-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at the estimated cash surrender value. Changes in the cash surrender value are reflected in noninterest income in the consolidated statements of income.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Fee Income

Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans. Brokerage commissions represents fees earned on brokerage activities and are recognized when earned.

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using either the fair value or the amortization method. The Company has elected to initially and subsequently measure the mortgage servicing rights for consumer mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned in loan servicing fees in non-interest income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to the management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiary.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities.

Reclassifications

Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the 2009 financial statement presentation. These reclassifications had no effect on net income or equity.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Recent and Future Accounting Requirements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification TM (“ASC”) is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. Following this Statement, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. This SFAS was codified within ASC 105. There was no financial impact upon adoption.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was codified into ASC 820. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which were codified into ASC 320. This FSP amends the other-than-temporary-impairment (“OTTI”) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and 124-2 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if FSP FAS 157-4 was adopted early as well. The Company adopted FSP FAS 115-2 and 124-2 and FSP FAS 157-4 during 2009 and there was no material impact to the financial statements.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which was codified into ASC 805. This FSP amends and clarifies SFAS No. 141(R), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There has been no impact during 2009 from adoption of FSP FAS 141(R)-1 on January 1, 2009.

Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” which was codified into ASC Topic 860. Topic 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Topic 860 addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This standard must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This standard must be applied to transfers occurring on or after the effective date. The impact of adoption is not expected to be material.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was codified into ASC Topic 810. Topic 810 seeks to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The impact of adoption is not expected to be material.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Note 2: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2009:
U.S. Government and federal agency	$976	$32	$—	$1,008
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	1,105	29	—	1,134
State and political subdivisions	582	—	(2)	580
Equity securities	465	38	—	503

	$3,128	$99	$(2)	$3,225

December 31, 2008:
U.S. government agencies	$1,214	$29	$—	$1,243
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	2,020	14	(18)	2,016
State and political subdivisions	1,240	16	(18)	1,238
Equity securities	1,001	—	—	1,001

	$5,475	$59	$(36)	$5,498

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
December 31, 2009:
U.S. Government agencies	$500	$35	$—	$535
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	43	—	—	43
Private-label residential	3,146	113	—	3,259
State and political subdivisions	100	2	—	102

	$3,789	$150	$—	$3,939

December 31, 2008:
U.S. government agencies	$500	$66	$—	$566
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	52	1	—	53
Private-label residential	944	19	—	963
State and political subdivisions	100	2	—	102

	$1,596	$88	$—	$1,684

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

With the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations and a collateralized mortgage obligation with a book value and fair value of $1.3 million at December 31, 2009, the Company held no securities at December 31, 2009 with a book value that exceeded 10% of total equity.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions.

The Company recorded an other-than-temporary impairment on the FNMA and FHLMC common stock included in equity securities of $5, $792 and $106 in 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company held investments in FNMA and FHLMC common stock with an amortized cost of $24 and $28, respectively. The investments in FNMA and FHLMC common stock are valued using available market prices. Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of December 31, 2009.

The Company also recorded an other than temporary impairment on the Shay Asset Management mutual funds included in equity securities in the amount of $35, $456 and $61 for 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company held investments in the mutual funds with an amortized cost of $418 and $931, respectively. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of December 31, 2009.

The Company recorded an other-than-temporary impairment on other equity securities of $19, $0 and $0 for 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company held investments in other equity securities with an amortized cost of $23 and $42, respectively.

Other than temporary impairment recorded for 2009, 2008 and 2007 totaled $59, $1,248 and $167, respectively as previously described.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$32	$32	$—	$—
One to five years	1,119	1,151	600	637
Five to ten years	228	228	—	—
After ten years	179	177	—	—

	1,558	1,588	600	637
Mortgage-backed securities	1,105	1,134	3,189	3,302
Equity securities	465	503	—	—

Totals	$3,128	$3,225	$3,789	$3,939

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2,729 at December 31, 2009 and $3,057 at December 31, 2008.

Gross gains of $0, $23 and $25 and gross losses of $7, $89 and $14 resulting from sales of available-for-sale securities were realized for 2009, 2008 and 2007, respectively. The tax provision (benefit) applicable to these net realized gains (losses) amounted to $(2), $(22), and $4, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2009 and 2008, was $177 and $1,011, respectively, which is approximately 2% and 14% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

Management believes the declines in fair value for these securities are temporary.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
State and political subdivisions	$—	$—	$177	$(2)	$177	$(2)

Total temporarily impaired securities	$—	$—	$177	$(2)	$177	$(2)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
Mortgage-backed securities - GSE	$557	$(18)	$—	$—	$557	$(18)
State and political subdivisions	290	(3)	164	(15)	454	(18)

Total temporarily impaired securities	$847	$(21)	$164	$(15)	$1,011	$(36)

There were no unrealized losses on the held to maturity securities for December 31, 2009 or 2008. As of December 31, 2009 and 2008, the amount of securities with an unrealized loss of more than 12 consecutive months is not material.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Note 3: Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $11,800 and $9,550 at December 31, 2009 and 2008, respectively, and represent short-term SBA loans. The securities underlying the agreements are book-entry securities. During the period, the securities were delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. At December 31, 2009 and 2008, these agreements mature by notice by the Company or 30 days by the custodian. At December 31, 2009 and 2008, $5,350 and $8,800 of the agreements to resell securities purchased were outstanding with the BCM High Income Fund, LP. As of December 31, 2009 and 2008, the remainder of the agreements totaling $6,450 and $750 were with Solomon Hess and Coastal Securities. The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

Note 4: Loans and Allowance for Loan Losses

Categories of loans include:

	December 31,
	2009	2008
Mortgage loans on real estate
One-to-four family	$53,733	$62,809
Home equity lines of credit and other 2nd mortgages	12,315	11,115
Multi-family residential	175	1,114
Commercial	20,133	16,163
Farmland	459	177
Construction and land development	5,323	6,112

Total mortgage loans on real estate	92,138	97,490
Commercial and industrial	6,557	5,308
Agricultural	778	—
Purchased indirect automobile, net of dealer reserve	11,018	18,203
Other consumer	469	916

	110,960	121,917

Less
Loans in process	625	123
Net deferred loan fees and costs	14	45
Allowance for loan losses	1,426	1,000

Net loans	$108,895	$120,749

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Activity in the allowance for loan losses was as follows:

	December 31,
	2009	2008	2007
Balance, beginning of year	$1,000	$675	$681
Provision for (credit to) loan losses	1,147	634	(180)
Recoveries	208	18	311
Loans charged off	(929)	(327)	(137)

Balance, end of year	$1,426	$1,000	$675

The Company has a program of purchasing participations in indirect new and used vehicle loans from two different sources. The amount of vehicle loan participations outstanding as of December 31, 2009 and 2008, represented 10% and 15%, respectively of the total loans outstanding. The amounts shown in the previous table are net of the dealer reserve amount of $178 and $373 December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, the Company held $20,133 and $16,163 in commercial real estate and $5,323 and $6,112 in loans collateralized by construction and development real estate primarily in the Company’s geographic area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2009 and 2008, the Company had $794 and $990 in commercial and residential real estate mortgages, respectively, that were modified in troubled debt restructurings and impaired.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

The following table includes details on all restructured loans as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Amount restructured	$947	$990
Weighted average interest rate
Pre-restructuring	6.69%	7.05%
Post-restructuring	4.81%	4.39%

The following table presents the Company’s impaired, nonaccrual loans as well as loans past due 90 days or more and accruing at December 31, 2009, 2008 and 2007. This table excludes performing troubled debt restructurings in the amount of $153 for 2009.

	2009	2008	2007

Impaired loans without a valuation allowance	$1,192	$1,250	$672
Impaired loans with a valuation allowance	2,563	1,856	988

Total impaired loans	$3,755	$3,106	$1,660

Valuation allowance related to impaired loans	$431	$411	$145

Total nonaccrual loans	$2,177	$2,730	$1,248

Total loans past due 90 days or more and still accruing	$144	$23	$—

	2009	2008	2007

Average investment in impaired loans	$3,430	$2,383	$1,399

Interest income recognized on impaired loans	$63	$54	$67

Interest income recognized on a cash basis on impaired loans	$201	$219	$54

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2009	2008
Land	$403	$403
Buildings and improvements	5,944	5,833
Furniture and equipment	2,438	2,293
Construction in progress	11	—

	8,796	8,529
Less accumulated depreciation	5,144	4,845

Net premises and equipment	$3,652	$3,684

Construction work in progress represented a remodeling project at the Morris branch. The project was completed in January 2010 and transferred to buildings and improvements.

Note 6: Loan Servicing

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $62,049 and $47,683 at December 31, 2009 and 2008, respectively. The Company has a credit enhancement obligation to individual loan losses, to the limit of $927 and $987 at December 31, 2009 and 2008, respectively. Management has determined that adequate allowances have been made to cover possible future losses from its credit enhancement obligation.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007

Fair value, beginning of year	$301	$329	$367
Additions
Servicing rights that result from asset transfers	181	46	43
Less loans refinanced	(88)	—	—
Changes in fair value, due to changes in valuation inputs or assumptions	4	(74)	(81)

Fair value, end of year	$398	$301	$329

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

Note 7: Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $34,230 and $24,943 on December 31, 2009 and 2008, respectively.

The following table represents deposit interest expense by deposit type:

	December 31,
	2009	2008	2007

NOW Savings	$57	$120	$134
NOW and Money Market	422	639	731
Certificates of deposit	2,298	2,885	3,226
Brokered certificates of deposit	133	169	104

Total deposit interest expense	$2,910	$3,813	$4,195

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

At December 31, 2009, the scheduled maturities of certificates of deposit are as follows:

2010	$38,986
2011	19,794
2012	8,100
2013	735
2014	129
Thereafter	5,631

$73,375

Note 8: Federal Home Loan Bank Advances

The Federal Home Loan Bank (“FHLB”) advances and lines of credit consisted of the following components:

	December 31,
	2009	2008

Open line of credit, 0.50% at December 31, 2009	$1,200	$—
Advances	16,928	26,064

Total	$18,128	$26,064

The Federal Home Loan Bank advances and line of credit are secured by mortgage loans totaling $49,179 and $45,713 at December 31, 2009 and 2008, respectively. Advances at December 31, 2009 at interest rates from 2.08% to 5.36%, are subject to restrictions or penalties in the event of prepayment.

Annual maturities of the advances at December 31, 2009, are:

2000	$6,931
2011	3,638
2012	2,228
2013	3,386
2014	457
Thereafter	1,488

$18,128

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Note 9: Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal and state of Illinois jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal and Illinois income tax examinations by tax authorities for years before 2006. During the years ended December 31, 2009, 2008 and 2007, the Company did not recognize expense for interest or penalties.

The provision (benefit) for income taxes includes these components:

	December 31,
	2009	2008	2007

Taxes currently payable (refundable)	$—	$(4)	$7
Deferred income taxes	(164)	(1,061)	(3)

Income tax expense (benefit)	$(164)	$(1,065)	$4

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense is shown below:

	December 31,
	2009	2008	2007

Computed at the statutory rate (34%)	$(145)	$(767)	$(228)
Decrease resulting from
Tax exempt interest	(10)	(31)	(51)
Nondeductible expenses	2	18	39
State income taxes	—	—	(40)
Changes in deferred tax valuation allowance	42	(344)	319
Cash surrender value of life insurance	(53)	(43)	(46)
Other	—	102	11

Actual tax expense (benefit)	$(164)	$(1,065)	$4

Tax rate (benefit) as a percentage of pre-tax loss	(38.5)%	(47.2)%	.6%

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	December 31,
	2009	2008

Deferred tax assets
Allowance for loan losses	$570	$213
Accrued employee benefits	721	650
Net operating loss carryforwards	597	680
Loss on other than temporary impairment of equity securities	387	519
Other	141	137

	2,416	2,199

Deferred tax liabilities
Depreciation	(113)	(134)
FHLB stock dividends	(415)	(415)
Unrealized gains on available-for-sale securities	(32)	(8)
Mortgage servicing rights	(135)	(102)
Other	—	—

	(695)	(659)
Net deferred tax asset before valuation allowance	1,721	1,540

Valuation allowance
Beginning balance	448	792
Increase (decrease) during the period	42	(344)

Ending balance	490	448

Net deferred tax asset (liability)	$1,231	$1,092

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

At December 31, 2009 and 2008, the Company’s deferred tax asset relating to losses on other than temporary impairment of equity securities resulted in capital losses. Management has established a valuation allowance for the portion of the deferred tax asset as realization of the asset does not meet the “more likely than not” criteria. The carryback period on these losses is three years and the carryforward period is five years from the date of sale. As of December 31, 2008, the Company had not sold any of these securities. During 2009, the Company sold securities and was able to carryback the capital losses to prior periods, thereby decreasing the deferred tax asset and related valuation allowance. The carryback of the capital losses resulted in additional net operating loss carryforwards.

At December 31, 2009 and 2008, the Company had federal net operating loss carryforwards totaling approximately $1,755 and $2,000, respectively, which expire in varying amounts between 2024 and 2028.

At December 31, 2009 and 2008, the Company had Illinois net operating loss carryforwards totaling approximately $4,200 and $4,396, respectively, which will expire in varying amounts between 2015 and 2020. Management has not recorded a deferred tax asset for the state net operating loss carryforwards.

The net increase in the valuation allowance for the year ended December 31, 2009 was an increase related to the net operating loss carryforward offset by a decrease in the deferred tax asset for impairment of equity securities due to the carryback of capital losses realized to previous years. The decrease in the valuation allowance for the year ended December 31, 2008, was due to the reversal of the previous valuation allowance related to the net operating losses for Morris Building and Loan, s.b. Management believes Harvard Savings, MHC will produce taxable earnings in the future which will enable the net operating loss carryforwards to be utilized prior to expiration.

Retained earnings at December 31, 2009 and 2008, include approximately $2,434 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if they were expected to reverse into taxable income in the foreseeable future was approximately $925 at December 31, 2009 and 2008.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes -an interpretation of SFAS No, 109, which was subsequently codified into ASC 740. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. Related portions of ASC 740 is effective for fiscal years beginning after December 15, 2006. The Company adopted the related portions of ASC 740 as of January 1, 2007, and the adoption had no significant impact on the Company’s consolidated financial statements. The Company and subsidiaries file income tax returns in the U.S federal jurisdiction and the state jurisdiction of Illinois. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Note 10: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	December 31,
	2009	2008	2007

Net unrealized gains (losses) on securities available-for-sale	$8	$(1,889)	$(1,197)
Less reclassification adjustment for realized gains (losses) on sales of securities included in income	(7)	(66)	11
Less reclassification adjustment for loss on other than temporary impairment of equity securities	(59)	(1,248)	(167)

Other comprehensive income (loss), before tax effect	74	(575)	(1,041)
Less tax expense (benefit)	24	(199)	(381)

Other comprehensive income (loss)	$50	$(376)	$(660)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
	2009	2008

Net unrealized gain on securities available-for-sale	$97	$23
Tax effect	(32)	(8)

Net-of-tax amount	$65	$15

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Note 11: Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Then Bank’s actual capital amounts and ratios are also presented in this table:

	Actual		Minimum Capital Requirements		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total capital (to risk-weighted assets)	$12,558	11.6%	$8,690	8.0%	$10,863	10.0%

Tier I capital (to risk-weighted assets)	11,182	10.3%	4,291	4.0%	6,436	6.0%

Tier I capital (to average assets)	11,182	7.2%	6,236	4.0%	7,795	5.0%

As of December 31, 2008
Total capital (to risk-weighted assets)	$12,369	11.0%	$8,959	8.0%	$11,199	10.0%

Tier I capital (to risk-weighted assets)	11,369	10.2%	4,480	4.0%	6,719	6.0%

Tier I capital (to average assets)	11,369	7.2%	6,329	4.0%	7,912	5.0%

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

The following is a reconciliation of the Bank equity amount included in the consolidated balance sheets to the amounts reflected above for regulatory capital purposes:

	December 31,
	2009	2008

Bank equity	$12,225	$12,414
Less net unrealized gains	64	15
Less disallowed servicing amounts	38	30
Less disallowed deferred tax assets	941	1,000

Tier 1 capital	11,182	11,369

Plus allowance for loan losses	1,359	1,000
Plus unrealized gains on available-for-sale equity securities	17	—

Total risked-based capital	$12,558	$12,369

Note 12: Restriction on Dividends

Without prior approval, the Bank is restricted by Illinois law and regulations of the Illinois Department of Financial and Professional Regulation, State of Illinois, and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay to the Company to the balance of the undivided profits account, adjusted for defined bad debts. As a practical matter, the Bank restricts dividends to a lesser amount because of the need to maintain an adequate capital structure.

Note 13: Related Party Transactions

At December 31, 2009 and 2008, the Company had loans outstanding to executive officers, directors and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	December 31,
	2009	2008

Balance beginning of year	$1,200	$1,469
New loans	306	—
Repayments	(270)	(269)

Balance, end of year	$1,236	$1,200

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Deposits from related parties held by the Company at December 31, 2009 and 2008 totaled $3,301 and $3,765, respectively.

The Company also has an employee loan program which is described more fully in Note 14.

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

Note 14: Employee Benefit Plans

The Company participates in a multi-employer defined benefit retirement plan covering all employees under 65 years of age. Although employees will receive defined benefits under the multi-employer plan, the multi-employer plan does not provide for the accrual of defined pension benefits for the future services of the present employees. The Company’s expense for this plan was $138, $141 and $166 for the years ended December 31, 2009, 2008 and 2007, respectively. The contribution is based on a fixed rate; however, the Employee Retirement Security Act (ERISA) imposes certain contingent liabilities on contributors to multi-employer plans such as this. In the event of plan termination and under certain other conditions, a contributor to a multi-employer pension plan may be liable to the government-established Pension Benefit Guarantee Corporation (PBGC) for the pension benefits guaranteed by ERISA in accordance with formulas established by the PBGC. At December 31, 2009 and 2008, the Company was unable to determine its share of liability, if any, in the event of such conditions on plan termination. Effective January 1, 2008, the Board approved to close the plan to new employees.

The Company has a retirement savings 401(k) profit sharing plan covering substantially all employees. The Company matches 50% (25% in 2007) of the employee’s contribution on the first 6% of the employee’s compensation. Employer contributions charged to expense for 2009, 2008 and 2007 were $38, $41 and $28, respectively.

The Company has a liability of $1,101 and $1,079 as of December 31, 2009 and 2008, respectively, for deferred compensation agreements with certain directors of the Company. The agreements provide for 120 monthly payments upon retirement of the directors. The charge to expense for the agreements was $110 for 2009, $120 for 2008 and $181 for 2007. Such charges reflect the deferred director fees plus the interest accrued at the rate of 6.00-8.50% on the contributions to the deferred compensation accounts.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

The Company has a supplemental employee retirement plan with certain active officers of the Company. The plan provides for benefits to be paid upon retirement of the officers. The charge to the expense for the plan was $251, $177 and $88 in 2009, 2008 and 2007, respectively. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.00% to 8.50% discount factor. The liability for the plan was $995 and $834 at December 31, 2009 and 2008, respectively.

The Company has adopted a lending policy which provides eligible employees, officers, and directors of the Company the opportunity to obtain one mortgage loan (primary residence only) at an interest rate below what is offered to customers in the normal course of business. The interest rate is based upon 1% below the Fannie Mae rate on the date of entering the program or the date the loan is scheduled to re-price. Employees who have been employed full-time for 3 months or have accumulated 1000 hours of employment are eligible to participate in the plan. The outstanding balance of such loans totaled approximately $2,332 and $1,949 at December 31, 2009 and 2008, respectively. Approximately $854 and $566, respectively, were loans to executive officers and directors. Effective April 2008, directors were no longer eligible to obtain new loans through this program.

Note 15: Disclosures About Fair Value of Assets and Liabilities

ASC Topic 820, Fair Value Measurements (FAS 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include equity securities in FNMA and FHLMC common stock as well as shares in publicly traded financial institutions. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential), municipal securities, and mutual funds. Municipal securities are generally priced using a matrix pricing model. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. These securities include municipal securities with no observable market inputs.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Available-for-sale securities:
US Government and federal agency	$1,008	$—	$1,008	$—
Mortgage-backed securities – GSE residential	1,134	—	1,134	—
State and political subdivisions	580	—	177	403
Equity securities	503	23	480	—

Mortgage servicing rights	398	—	—	398

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2008:
Available-for-sale securities:
US Government and federal agency	$1,243	$—	$1,243	$—
Mortgage-backed securities – GSE residential	2,016	—	2,016	—
State and political subdivisions	1,238	—	805	433
Equity securities	1,001	70	931	—

Mortgage servicing rights	301	—	—	301

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Available-for- sale Securities	Mortgage Servicing Rights

Balance, January 1, 2009	$433	$301

Total realized and unrealized gains and losses
Included in net income	—	4
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(30)	93
Transfers in and/or out of Level 3	—	—

Balance, December 31, 2009	$403	$398

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

	Available-for- sale Securities	Mortgage Servicing Rights

Balance, January 1, 2008	$433	$329

Total realized and unrealized gains and losses
Included in net income	—	(74)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	46
Transfers in and/or out of Level 3	—	—

Balance, December 31, 2008	$433	$301

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amounts of impairment include estimating fair value include using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:

Impaired loans	$1,915	$—	$—	$1,915

December 31, 2008:

Impaired loans	$1,608	$—	$—	$1,608

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest-Bearing Deposits, Federal Home Loan Bank Stock, Interest Receivable, Interest Payable and Advances from Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

Held-to-maturity Securities

Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

The following table presents estimated fair values of the Company’s financial instruments December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying Amount	Carrying Amount	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$15,367	$15,367	$14,019	$14,019
Interest-bearing deposits	8,110	8,110	—	—
Available-for-sale securities	3,225	3,225	5,498	5,498
Held-to-maturity securities	3,789	3,939	1,596	1,684
Loans, net of allowance for loan losses	108,895	110,838	120,749	121,949
Federal Home Loan Bank stock	6,549	6,549	6,549	6,549
Interest receivable	515	515	491	491

Financial liabilities
Deposits	124,361	123,574	117,302	118,328
Federal Home Loan Bank advances	18,128	18,683	26,064	26,914
Advances from borrowers for taxes and insurance	415	415	453	453
Interest payable	79	79	139	139

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

Note 16: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk. Other significant estimates and concentrations not discussed in those footnotes include:

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Investments

The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such change could materially affect the amounts reported in the accompanying consolidated balance sheet.

Deferred Income Taxes

The Company has maintained net deferred tax assets for deductible temporary differences. The Company evaluated the recoverability of the deferred tax asset and established a valuation allowance of $490,000 for certain capital loss and net operating loss carryforwards that are not expected to be fully recognized. Management believes that it is more likely than not that the remainder of the deferred tax assets will be fully realized. The Company has determined that no further valuation allowance is required for any other deferred tax assets as of December 31, 2009, although there is no guarantee that those assets will be recognizable in future periods.

Current Economic Conditions

The current protracted economic decline continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

The Company has a program of purchasing participations in indirect new and used vehicle loans from two different sources. The amount of vehicle loan participations outstanding as of December 31, 2009 and 2008, represented 10% and 15%, respectively of the total loans outstanding. The amounts shown in the previous table are net of the dealer reserve amount of $178 and $373 December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, the Company held $20,133 and $16,163 in commercial real estate and $5,323 and $6,112 in loans collateralized by commercial and development real estate in the Company’s geographic area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

The accompanying financial statements have been prepared using values and information currently available to the Company.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Note 17: Commitments and Credit Risk

The Company generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in McHenry, Grundy, and to a lesser extent Boone counties, Illinois and Walworth County in Wisconsin. The Company’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in McHenry and Grundy Counties.

Commitments to Originate Loans

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2009 and 2008, the Company had outstanding commitments to originate loans aggregating approximately $6,005 and $2,077, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $5,695 and $2,077 at December 31, 2009 and 2008, respectively, with the remainder at floating market rates. The range of fixed rates was 3.63% to 7.90% as of December 31, 2009 and 4.88% to 7.50% as of December 31, 2008.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Standby Letters of Credit

Standby letters of credit are irrevocable conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should the Company be obligated to perform under the standby letters of credit, the Company may seek recourse from the customer for reimbursement of amounts paid.

The Company had total outstanding standby letters of credit amounting to $388 at December 31, 2009 and 2008, respectively. The term of the standby letters of credit outstanding at December 31, 2009 expire in 2010. At December 31, 2009, the Company’s deferred revenue under standby letters of credit agreements was nominal.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2009, the Company had granted unused lines of credit to borrowers aggregating approximately $1,442 and $8,271 from commercial lines and open-end consumer lines, respectively. At December 31, 2008, the Company had granted unused lines of credit to borrowers aggregating approximately $2,916 and $8,339 for commercial lines and open-end consumer lines, respectively.

Other Credit Risk

The Company had a concentration of funds on deposit with the Federal Home Loan Bank totaling $2,594 and $3,473 at December 31, 2009 and December 31, 2008, respectively.

The Company had a concentration of funds in securities purchased under agreements to resell with BCM High Income Fund, LP totaling $5,350 and $8,800 at December 31, 2009 and December 31, 2008, respectively. The remainder of the agreements totaling $6,450 and $750 as of December 31, 2009 and 2008, respectively, were with Solomon Hoss and Coastal Securities.

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Note 18: Merger

The Company consummated an agreement to merge Morris Building & Loan, s.b. (Bank) on July 24, 2007. Pursuant to this agreement, all assets and liabilities of the Bank were merged with and into the Company as of April 18, 2008. Accordingly, the financial information for all periods presents the combined financial condition and results of operations as if the combination had been in effect for all periods presented. Under accounting principles generally accepted in the United States of America, a business combination of mutual savings entities, such as this, are accounted for in a manner similar to a pooling-of interest, with the Company recording the assets and liabilities assumed at the carrying value of the Bank as of April 18, 2008.

Costs of the merger have been expensed as incurred and the total amount incurred during 2008 and 2007 was approximately $55 and $618, respectively. The expense amount for 2007 includes $467 of data processing early termination fees incurred by Morris Building & Loan, s.b. The remainder of the merger expenses during 2008 and 2007 were incurred by the Company.

Note 19: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2009	2008
Assets
Cash and due from banks	$8	$9
Investment in common stock of subsidiary	12,307	12,518
Other assets	548	—

Total assets	$12,863	$12,527

Liabilities
Other liabilities	$548	$—

Total liabilities	548	—

Stockholders’ Equity	12,315	12,527

Total liabilities and stockholders’ equity	$12,863	$12,527

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Condensed Statements of Income

	Years Ending December 31,
	2009	2008	2007

Income	$—	$—	$—

Expenses
Other expenses	1	—	1

Total expenses	1	—	1

Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(1)	—	(1)

Provision (Benefit) for Income Taxes	—	—	—

Income (Loss) Before Equity in Undistributed Loss of Subsidiary	(1)	—	(1)

Equity in Undistributed Loss of Subsidiary	(261)	(1,191)	(673)

Net Loss	$(262)	$(1,191)	$(674)

Harvard Savings, MHC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(in thousands)

Condensed Statements of Cash Flows

	Years Ending December 31,
	2009	2008	2007

Operating Activities
Net loss	$(262)	$(1,191)	$(674)
Items not providing cash, net
Equity in net loss of subsidiary	261	1,191	674

Net cash used in operating activities	(1)	—	—

Net Change in Cash and Cash Equivalents	(1)	—	—

Cash and Cash Equivalents at Beginning of Period	9	9	9

Cash and Cash Equivalents at End of Period	$8	$9	$9

Note 20: Subsequent Events

On April 8, 2010, the Company completed its plan of conversion and reorganization from a two-tier mutual holding company to a stock holding company. In accordance with the plan of conversion adopted by the Board of Directors of Harvard Savings, MHC on July 23, 2009, Harvard Savings, MHC (the mutual holding company) and Harvard Illinois Financial Corporation (the mid-tier stock holding company) ceased to exist as separate legal entities and a stock holding company, Harvard Illinois Bancorp, Inc. (of which Harvard Savings Bank became a wholly-owned subsidiary) issued and sold shares of common stock to eligible depositors of Harvard Savings Bank and to former borrowers of Morris Building & Loan, s.b. in a subscription offering, and to the general public in a community offering. A total of 784,689 shares, par value of $0.01 per share, were sold in the conversion at $10 per share, raising $7.8 million of gross proceeds. At March 31, 2010, $6.5 million was held in escrow and reflected in deposits. The Company established an employee stock ownership plan that purchased 8% of the total shares, or a total of 62,775 shares in the offering, for a total of $627,750. Approximately $1 million of conversion expenses will be offset against the gross proceeds. Harvard Illinois Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “HARI” on April 9, 2010.

Total expenses related to the conversion were $548 at December 31, 2009 and were included in other assets.