Form 10-Q
period 2010-03-31
Harvard Illinois Bancorp, Inc.
filed 2010-05-12
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of              to

Commission File Number 000-53935

Harvard Illinois Bancorp, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	27-2238553
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

58 N. Ayer Street Harvard, IL	60033
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (815) 943-5261

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronic and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period the registrant was required to submit and post such filings).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 12, 2010, 784,689 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD SAVINGS, MHC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

EXPLANATORY NOTE

On April 8, 2010, Harvard Illinois Bancorp, Inc., a Maryland corporation (the “Registrant”), became the stock holding company for Harvard Savings Bank as part of the mutual-to-stock conversion of Harvard Savings, MHC (the “MHC”). As of March 31, 2010, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, the financial and other information presented in this quarterly report is for the MHC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HARVARD SAVINGS, MHC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$946	$973
Interest-bearing demand deposits in banks	5,518	2,594
Securities purchased under agreements to resell	1,950	11,800

Cash and cash equivalents	8,414	15,367

Interest-bearing deposits with other financial institutions	9,701	8,110
Available-for-sale securities	4,263	3,225
Held-to-maturity securities, at amortized cost (estimated fair value of $3,670 and $3,939 at March 31, 2010 and December 31, 2009, respectively)	3,489	3,789
Loans, net of allowance for loan losses of $1,567 and $1,426 at March 31, 2010 and December 31, 2009, respectively	121,930	108,895
Premises and equipment, net	3,746	3,652
Federal Home Loan Bank stock, at cost	6,549	6,549
Foreclosed assets held for sale	719	506
Accrued interest receivable	639	515
Deferred income taxes	1,250	1,231
Bank-owned life insurance	4,031	3,992
Mortgage servicing rights	410	398
Other	1,337	1,380

Total assets	$166,478	$157,609

Liabilities and Equity
Liabilities
Deposits
Demand	$10,220	$3,939
Savings, NOW and money market	47,229	47,047
Certificates of deposit	74,380	70,564
Brokered certificates of deposit	2,812	2,811

Total deposits	134,641	124,361

Federal Home Loan Bank advances	16,529	18,128
Advances from borrowers for taxes and insurance	631	415
Deferred compensation	2,115	2,096
Accrued interest payable	74	79
Other	183	215

Total liabilities	154,173	145,294

Commitments and Contingencies	—	—

Equity
Retained earnings	12,251	12,250
Accumulated other comprehensive income, net of tax	54	65

Total equity	12,305	12,315

Total liabilities and equity	$166,478	$157,609

See accompanying notes to the unaudited consolidated financial statements.

HARVARD SAVINGS, MHC

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2010	2009
Interest and Dividend Income
Interest and fees on loans	$1,775	$1,860
Securities
Taxable	76	69
Tax-exempt	8	10
Securities purchased under agreements to resell	25	56
Other	45	34

Total interest and dividend income	1,929	2,029

Interest Expense
Deposits	614	797
Federal Home Loan Bank advances	170	250

Total interest expense	784	1,047

Net Interest Income	1,145	982

Provision for Loan Losses	216	41

Net Interest Income After Provision for Loan Losses	929	941

Noninterest Income
Customer service fees	60	62
Brokerage commission income	6	19
Net realized gains on loan sales	34	5
Net realized losses on sales of available-for-sale securities	—	(7)
Losses on other than temporary impairment of equity securities	(4)	(35)
Loan servicing fees	43	41
Bank-owned life insurance income, net	38	35
Other	4	3

Total noninterest income	181	123

Noninterest Expense
Compensation and benefits	603	671
Occupancy	135	145
Data processing	116	117
Professional fees	37	25
Marketing	24	35
Office supplies	15	20
Federal deposit insurance	54	29
Indirect automobile servicing fee	38	60
Foreclosed assets, net	37	57
Other	64	62

Total noninterest expense	1,123	1,221

Loss Before Income Taxes	(13)	(157)

Benefit for Income Taxes	(14)	(64)

Net Income (Loss)	$1	$(93)

See accompanying notes to the unaudited consolidated financial statements.

HARVARD SAVINGS, MHC

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Equity

For the three months ended March 31, 2010 (unaudited)

Balance, December 31, 2009	$12,250	$65	$12,315

Comprehensive loss

Net income	1	—	1

Change in unrealized appreciation on available-for-sale securities, net of tax benefit of $5	—	(11)	(11)

Total comprehensive loss			(10)

Balance, March 31, 2010	$12,251	$54	$12,305

For the three months ended March 31, 2009 (unaudited)

Balance, December 31, 2008	$12,512	$15	$12,527

Comprehensive loss

Net loss	(93)	—	(93)

Change in unrealized appreciation on available-for-sale securities, net of tax expense of $13	—	25	25

Total comprehensive loss			(68)

Balance, March 31, 2009	$12,419	$40	$12,459

See accompanying notes to unaudited consolidated financial statements.

HARVARD SAVINGS, MHC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2010	2009
Operating Activities
Net income (loss)	$1	$(93)
Items not requiring (providing) cash
Depreciation	51	55
Provision for loan losses	216	41
Amortization of premiums and discounts on securities	(5)	(4)
Deferred income taxes	(14)	(64)
Net realized gains on loan sales	(34)	(5)
Net realized losses on sales of available-for-sale securities	—	7
Loss on other than temporary impairment of equity securities	4	35
Loss on foreclosed assets held for sale	21	45
Bank-owned life insurance income, net	(39)	(35)
Originations of loans held for sale	(2,973)	(12,392)
Proceeds from sales of loans held for sale	2,995	12,489
Changes in
Accrued interest receivable	(124)	25
Other assets	43	(18)
Accrued interest payable	(5)	(19)
Deferred compensation	19	106
Other liabilities	(32)	815

Net cash provided by operating activities	124	988

Investing Activities
Net increase in interest-bearing deposits	(1,591)	(6,953)
Purchases of available-for-sale securities	(1,256)	(5)
Proceeds from the sales of available-for-sale securities	—	495
Proceeds from maturities and pay-downs of available-for-sale securities	200	40
Purchases of held-to-maturity securities	—	(2,477)
Proceeds from maturities and pay-downs of held-to-maturity securities	303	831
Net change in loans	(13,523)	5,654
Purchase of premises and equipment	(145)	(109)
Proceeds from sale of foreclosed assets	38	370

Net cash used in investing activities	(15,974)	(2,154)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	6,463	7,575
Net increase in certificates of deposit, including brokered certificates	3,817	1,136
Net increase in advances from borrowers for taxes and insurance	216	239
Proceeds from Federal Home Loan Bank advances	456	2,265
Repayments of Federal Home Loan Bank advances	(2,055)	(5,348)

Net cash provided by financing activities	8,897	5,867

Net Increase (Decrease) in Cash and Cash Equivalents	(6,953)	4,701

Cash and Cash Equivalents, Beginning of Period	15,367	14,019

Cash and Cash Equivalents, End of Period	$8,414	$18,720

Supplemental Cash Flows Information
Interest paid	$789	$1,066
Income taxes paid	—	—
Foreclosed assets acquired in settlement of loans	272	52

See accompanying notes to unaudited consolidated financial statements.

HARVARD SAVINGS, MHC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (In thousands)

Note 1: Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Harvard Savings, MHC (Company) and its wholly-owned subsidiaries, Harvard Savings Bank and Harvard Illinois Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2010 and December 31, 2009, and the results of its operations for the three month periods ended March 31, 2010 and 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 included as part of Harvard Illinois Bancorp, Inc.’s Form 10-K (File No. 000-53935) (2009 Form 10-K) filed with the Securities and Exchange Commission on May 12, 2010.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2009 Form 10–K.

Note 2: New Accounting Pronouncements

Recent and Future Accounting Requirements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” which was codified into ASC Topic 860. Topic 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Topic 860 addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This standard must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We adopted ASC Topic 860 on January 1, 2010, and there was no impact to the Company’s financial statements.

HARVARD SAVINGS, MHC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED) (In thousands)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was codified into ASC Topic 810. Topic 810 seeks to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement was effective as of the beginning of each reporting entity’s first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. There has been no impact on the Company’s financial statements from adoption of ASC 810 on January 1, 2010.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-09 “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 amends the subsequent events disclosure guidance. The amendments include a definition of an SEC filer, requires an SEC filer to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance. Adoption of this update did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the fair value disclosure guidance. The amendments include new disclosures and changes to clarify existing disclosure requirements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this update as of March 31, 2010 did not have a material effect on the Company’s financial statements.

Note 3: Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $1,950 and $11,800 at March 31, 2010 and December 31, 2009, respectively, and represent short-term SBA loans. The securities underlying the agreements are book-entry securities. All securities are delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. These agreements mature by notice by the Company or 30 days by the custodian. The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

At March 31, 2010 and December 31, 2009, agreements to resell securities purchased were outstanding with the following entities (in thousands):

	March 31, 2010	December 31, 2009

BCM High Income Fund, LP	$—	$5,350
Solomon Hess	1,000	—
Coastal Securities	950	6,450

Total	$1,950	$11,800

HARVARD SAVINGS, MHC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED) (In thousands)

Note 4: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
March 31, 2010:
U.S. government agencies	$2,186	$28	$(2)	$2,212
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	989	25	—	1,014
State and political subdivisions	540	—	(1)	539
Equity securities	467	31	—	498

	$4,182	$84	$(3)	$4,263

December 31, 2009:
U.S. Government and federal agency	$976	$32	$—	$1,008
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	1,105	29	—	1,134
State and political subdivisions	582	—	(2)	580
Equity securities	465	38	—	503

	$3,128	$99	$(2)	$3,225

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
March 31, 2010:
U.S. government agencies	$500	$37	$—	$537
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	41	—	—	41
Private-label residential	2,848	142	—	2,990
State and political subdivisions	100	2	—	102

	$3,489	$181	$—	$3,670

December 31, 2009:
U.S. Government agencies	$500	$35	$—	$535
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	43	—	—	43
Private-label residential	3,146	113	—	3,259
State and political subdivisions	100	2	—	102

	$3,789	$150	$—	$3,939

HARVARD SAVINGS, MHC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED) (In thousands)

The Company held no securities at March 31, 2010 with a book value that exceeded 10% of total equity, with the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations, and a collateralized mortgage obligation with book value and fair value of $1.3 million.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions.

As of March 31, 2010 and December 31, 2009, the Company held investments in FNMA and FHLMC common stock with fair value of $24 as of each date. The investments in FNMA and FHLMC common stock are valued using available market prices. Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of March 31, 2010 and December 31, 2009.

The Company recorded an other-than-temporary impairment on the Shay Asset Management mutual funds included in equity securities in the amount of $29 for the three month period ended March 31, 2009. As of March 31, 2010 and December 31, 2009, the Company held investments in the mutual funds with an amortized cost of $424 and $418, respectively. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of March 31, 2010 and December 31, 2009.

The Company recorded an other-than-temporary impairment on other equity securities of $4 and $6 for the three month periods ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, the Company held investments in other equity securities with an amortized cost of $19 and $23, respectively. Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of March 31, 2010 and December 31, 2009.

Other than temporary impairment recorded for the three month periods ended March 31, 2010 and 2009 totaled $4 and $35, respectively, as previously described.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $2,514 and $2,729 as of March 31, 2010 and December 31, 2009, respectively.

Gross gains of $0 and $0, and gross losses of $0 and $7, resulting from sales of available-for-sale securities were realized for the three month periods ended March 31, 2010 and 2009, respectively.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2010, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$960	$987	$—	$—
One to five years	1,402	1,401	600	639
Five to ten years	186	186	—	—
After ten years	178	177	—	—

	2,726	2,751	600	639
Mortgage-backed securities	989	1,014	2,889	3,031
Equity securities	467	498	—	—

Totals	$4,182	$4,263	$3,489	$3,670

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at March 31, 2010 was $1,176, which is approximately 15% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are not other-than-temporary.

HARVARD SAVINGS, MHC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED) (In thousands)

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. Government agencies	$999	$(2)	$—	$—	$999	$(2)
State and political subdivisions	—	—	177	(1)	177	(1)

Total temporarily impaired securities	$999	$(2)	$177	$(1)	$1,176	$(3)

Note 5: Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated (in thousands).

	At March 31, 2010		At December 31, 2009
	Amount	Percent	Amount	Percent

Real estate loans:
One-to-four family	$52,443	42.43%	$53,733	48.43%
Home equity line of credit and other 2nd mortgage	12,594	10.19	12,315	11.10
Multifamily	171	0.14	175	0.16
Commercial	22,354	18.09	20,133	18.14
Farmland	2,597	2.10	459	0.41
Construction and land Development	3,711	3.00	5,323	4.80

Total real estate loans	93,870	75.95	92,138	83.04

Commercial and industrial	6,584	5.33	6,557	5.91
Agriculture	13,259	10.73	778	0.70
Consumer loans:
Purchased indirect automobile	9,412	7.62	11,018	9.93
Other	462	0.37	469	0.42

Total consumer loans	9,874	7.99	11,487	10.35

Total loans	123,587	100.00%	110,960	100.00%

Deferred loan costs (fees)	(14)		(14)
Loans in process	(76)		(625)
Allowance for loan losses	(1,567)		(1,426)

Loans, net	$121,930		$108,895

HARVARD SAVINGS, MHC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED) (In thousands)

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Balance, beginning of period	$1,426	$1,000
Provision charged to expense	216	41
Losses charged off, net of recoveries of $23 and $13 for 2010 and 2009	(75)	(41)

Balance, end of period	$1,567	$1,000

Note 6: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $6,549 of Federal Home Loan Bank stock as of March 31, 2010 and December 31, 2009. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval. The FHLB has not declared any dividends on its common stock since the third quarter of 2007. Management performed an analysis as of March 31, 2010 and December 31, 2009 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 7: Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net unrealized losses on securities available-for-sale	$(20)	$(4)
Less reclassification adjustment for realized losses on sales of securities included in income	—	(7)
Less reclassification adjustment for loss on other than temporary impairment of equity securities	(4)	(35)

Other comprehensive income (loss), before tax effect	(16)	38
Less tax expense (benefit)	(5)	13

Other comprehensive income (loss)	$(11)	$25

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows (in thousands):

	March 31, 2010	December 31, 2009

Net unrealized gain on securities available-for-sale	$81	$97
Tax effect	(27)	(32)

Net-of-tax amount	$54	$65

HARVARD SAVINGS, MHC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED) (In thousands)

Note 8: Income Taxes

A reconciliation of income tax benefit at the statutory rate to the Company’s actual income tax benefit is shown below (in thousands):

	Three Months Ended March 31,
	2010	2009

Computed at the statutory rate (34%)	$(4)	$(53)
Decrease resulting from
Tax exempt interest	(2)	(3)
Nondeductible expenses	1	—
State income taxes	—	—
Changes in deferred tax valuation allowance	4	4
Cash surrender value of life insurance	(13)	(12)

Actual benefit	$(14)	$(64)

Tax benefit as a percentage of pre-tax loss	(107.7)%	(40.8)%

Note 9: Disclosures About Fair Value of Assets and Liabilities

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

HARVARD SAVINGS, MHC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED) (In thousands)

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Available-for-sale securities:
US Government and federal agency	$2,212	$—	$2,212	$—
Mortgage-backed securities – GSE residential	1,014	—	1,014	—
State and political subdivisions	539	—	177	362
Equity securities	498	24	474	—

Mortgage servicing rights	410	—	—	410

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Available-for-sale securities:
US Government and federal agency	$1,008	$—	$1,008	$—
Mortgage-backed securities – GSE residential	1,134	—	1,134	—
State and political subdivisions	580	—	177	403
Equity securities	503	24	479	—

Mortgage servicing rights	398	—	—	398

HARVARD SAVINGS, MHC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED) (In thousands)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (in thousands):

	Available-for-sale Securities	Mortgage Servicing Rights

Balance, January 1, 2010	$403	$398

Total realized and unrealized gains and losses
Included in net income	—	27
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(41)	(15)
Transfers in and/or out of Level 3	—	—

Balance, March 31, 2010	$362	$410

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$0	$0

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2010:

Impaired loans	$2,100	$—	$—	$2,100

December 31, 2009:

Impaired loans	$1,915	$—	$—	$1,915

HARVARD SAVINGS, MHC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED) (In thousands)

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

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount of these types of deposits approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

HARVARD SAVINGS, MHC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED) (In thousands)

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements, or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 (in thousands).

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$8,414	$8,414	$15,367	$15,367
Interest-bearing deposits	9,701	9,701	8,110	8,110
Available-for-sale securities	4,263	4,263	3,225	3,225
Held-to-maturity securities	3,489	3,670	3,789	3,939
Loans, net of allowance for loan losses	121,930	123,641	108,895	110,838
Federal Home Loan Bank stock	6,549	6,549	6,549	6,549
Interest receivable	639	639	515	515

Financial liabilities
Deposits	134,641	133,615	124,361	123,574
Federal Home Loan Bank advances	16,529	17,052	18,128	18,683
Advances from borrowers for taxes and insurance	631	631	415	415
Interest payable	74	74	79	79

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 10: Commitments

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

HARVARD SAVINGS, MHC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED) (In thousands)

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

Note 11: Subsequent Events

On April 8, 2010, the Company completed its plan of conversion and reorganization from a two-tier mutual holding company to a stock holding company. In accordance with the plan of conversion adopted by the Board of Directors of Harvard Savings, MHC on July 23, 2009, Harvard Savings, MHC (the mutual holding company) and Harvard Illinois Financial Corporation (the mid-tier stock holding company) ceased to exist as separate legal entities and a stock holding company, Harvard Illinois Bancorp, Inc. (of which Harvard Savings Bank became a wholly-owned subsidiary) issued and sold shares of common stock to eligible depositors of Harvard Savings Bank and to former borrowers of Morris Building & Loan, s.b. in a subscription offering, and to the general public in a community offering. A total of 784,689 shares, par value of $0.01 per share, were sold in the conversion at $10 per share, raising $7.8 million of gross proceeds. At March 31, 2010, $6.5 million was held in escrow and reflected in deposits on the balance sheet. The Company established an employee stock ownership plan that purchased 8% of the total shares, or a total of 62,775 shares in the offering, for a total of $627,750. Approximately $1 million of conversion expenses will be offset against the gross proceeds. Harvard Illinois Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “HARI” on April 9, 2010.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Form 10-Q.

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

FINANCIAL CONDITION

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets at March 31, 2010 increased $8.9 million or 5.6% to $166.5 million from $157.6 million at December 31, 2009. This increase was primarily the result of an increase in loans, of $13.0 million during the quarter ended March 31, 2010 from December 31, 2009 due to increases of $12.5 million, $2.1 million and $2.2 million in the agriculture, farmland and commercial real estate loan portfolios, respectively. These increases were offset by a decrease of $1.6 million in the purchased indirect automobile loan portfolio. This activity follows the Company’s strategy to reduce asset duration and loan concentration by expanding our commercial and agriculture lending activity to enhance yields and reduce concentrations in our residential mortgage and purchased indirect automobile loan portfolios. The Company hired an experienced agriculture lender in December 2009. Substantially all the commercial and agriculture loan activity during the quarter were loans in our market area.

Cash and cash equivalents decreased $7.0 million or 45.2% to $8.4 million at March 31, 2010 from $15.4 million at December 31, 2009 primarily due to a decrease of $9.9 million in securities purchased under agreements to resell. The liquidity from this decrease was used to fund the loan growth and increases to the available-for-sale securities of $1.0 million and $1.6 million in interest-bearing deposits with other financial institutions.

Deposits increased $10.2 million or 8.3% to $134.6 million at March 31, 2010 from $124.4 million at December 31, 2009, primarily due to $6.5 million in deposits received during the quarter and held in escrow in anticipation of the closing of the initial public offering of Harvard Illinois Bancorp, Inc. The remainder of the increase in deposits was due to our strategy to enhance our interest rate spread by lowering our cost of funds while generating liquidity to fund our loan growth and reduce our Federal Home Loan Bank advances by $1.6 million or 8.8% to $16.5 million at March 31, 2010 from $18.1 million at December 31, 2009. Total equity remained relatively unchanged at March 31, 2010 from December 31, 2009 at $12.3 million.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General. Net income for the three months ended March 31, 2010 was $1,000, compared to a net loss of $93,000 for the three months ended March 31, 2009, an increase of $94,000. The increase in net income was due to increases in net interest income of $163,000 and noninterest income of $58,000, and a decrease in noninterest expense of $98,000, partially offset by an increase in the provision for loan losses of $175,000 and a decrease in the benefit for income taxes of $50,000.

Interest and Dividend Income. Total interest and dividend income decreased $100,000 or 4.9% to $1.9 million for the three months ended March 31, 2010 from $2.0 million for the same period in 2009. This decrease was primarily due to decreases in interest and fees on loans of $85,000 and interest income on securities purchased under agreement to resell of $31,000. The average balance of loans decreased $2.8 million to $116.2 million primarily due to loan sales during the period of $3.0 million and the average yield on loans decreased 14 basis points to 6.11% from 6.25% for the three months ended March 31, 2010 from the comparable period in 2009. This decrease reflected a decline in the interest rate environment during the period. The average balance of securities purchased under agreements to resell decreased $4.6 million to $6.8 million for the quarter ended March 31, 2010 from $11.4 million for the comparable period in 2009 as the Company generated liquidity to fund loans and reduce advances from the Federal Home Loan Bank during the period. The average yield on securities purchased under agreements to resell declined 50 basis points to 1.46% for the three months ended March 31, 2010 from 1.96% for the same period in 2009, reflecting the lower interest rate environment.

Interest Expense. Total interest expense decreased $263,000 or 25.1% to $784,000 for the three months ended March 31, 2010 from $1.0 million for the same period in 2009. Interest expense on deposit accounts decreased $183,000 or 23.0% to $614,000 for the three months ended March 31, 2010 from $797,000 for the same period in 2009. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $111,000 during the period while interest expense on savings, NOW and money market accounts decreased $72,000. Average savings, NOW and money market accounts increased $126,000 while the cost of these deposits decreased 62 basis points during the three months ended March 31, 2010 from the three months ended March 31, 2009. The movement in these accounts was the result of our competitive pricing and promotional events pricing to increase our liquidity while decreasing our utilization of Federal Home Loan Bank advances. The average balance in certificates of deposits and brokered certificates of deposit increased $4.0 million between the three months ended March 31, 2010 and 2009, respectively, with the cost of these deposits decreasing 79 basis points during the same periods. Interest expense on

Federal Home Loan Bank advances decreased $80,000 to $170,000 for the three months ended March 31, 2010 from $250,000 for the three months ended March 31, 2009. The average balance for advances decreased $6.7 million while the average cost of this funding decreased 24 basis points for the three months ended March 31, 2010 from the comparable period in 2009. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances. The decrease in the cost of these funds was a reflection of the interest rate environment at that time.

Net Interest Income. Net interest income increased $163,000 or 16.6% to $1.1 million for the three months ended March 31, 2010 from $982,000 for the three months ended March 31, 2009, primarily as a result of an increase in our net interest rate spread of 52 basis points to 3.00% from 2.48% during the comparable periods of 2010 and 2009, respectively. The increase in our net interest rate spread reflects the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to our interest-earning assets.

Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	2010	2009

Allowance at beginning of period	$1,426	$1,000
Provision for loan losses	216	41
Charge-offs:
Real estate loans:
One-to four family	45	—

Total charge-offs, real estate loans	45	—

Consumer loans:
Purchased indirect automobile	52	54
Other	1	—

Total charge-offs, consumer loans	53	54

Total charge-offs	98	54

Recoveries:
Real estate loans:
One-to four family	5	—

Total recoveries, real estate loans	5	—

Commercial and industrial	4	—

Consumer loans:
Purchased indirect automobile	14	13

Total recoveries, consumer loans	14	13

Total recoveries	23	13

Net charge-offs	(75)	(41)

Allowance at end of period	$1,567	$1,000

Allowance to non-performing loans	81.57%	43.14%
Allowance to total loans outstanding at the end of the period	1.27%	0.86%
Net charge-offs to average total loans outstanding during the period	.06%	.03%

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The factors we considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Based upon our evaluation of these factors, a provision of $216,000 was recorded for the three months ended March 31, 2010, an increase of $175,000 or 426.8% from $41,000 for the three months ended March 31, 2009. The provision for loan losses reflected net charge offs of $75,000 for the three months ended March 31, 2010, compared to $41,000 for the three months ended March 31, 2009. The allowance for loan losses was $1.6 million, or 1.27% of total loans at March 31, 2010, compared to $1.4 million, or 1.29% of total loans at December 31, 2009. At March 31, 2010, we had identified substandard loans totaling $3.6 million, all of which were considered impaired, and established an allowance for loan losses of $397,000. At December 31, 2009, we considered all substandard loans totaling $3.8 million impaired and established an allowance for loan losses of $431,000. We used the same methodology in assessing the allowance for each period. We increased the impact of qualitative factors to reflect further deterioration in the economy during the first quarter of 2010, we also took into consideration the net increase of $13.0 million in the loan portfolio during the quarter and the higher level of charge offs during the period which resulted in an increase in the general allowance for loan losses for most loan categories and larger provision for loan losses for the quarter ended March 31, 2010 from March 31, 2009.

For real estate loans secured by farmland and other agricultural loans for which we had little or no specific experience, we utilized loss factors associated with our commercial real estate and other commercial loans, respectively, until specific loss experience is determined.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of March 31, 2010 and December 31, 2009 (dollars in thousands).

	March 31, 2010			December 31, 2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Real estate loans:
One-to-four-family	$506	32.29%	42.43%	$504	35.34%	48.43%
Home equity line of credit and other 2nd mortgage	84	5.36	10.19	83	5.82	11.10
Multi-family	2	0.13	0.14	4	0.28	0.16
Commercial	460	29.36	18.09	437	30.65	18.14
Farmland	4	0.26	2.10	5	0.35	0.41
Construction and land development	35	2.23	3.00	74	5.19	4.80

Total real estate loans	1,091	69.63	75.95	1,107	77.63	83.04

Commercial and industrial	124	7.91	5.33	120	8.42	5.91

Agriculture	202	12.89	10.73	12	0.84	0.70

Consumer loans:
Purchased indirect automobile	144	9.19	7.62	183	12.83	9.93
Other	6	0.38	0.37	4	0.28	0.42

Total consumer loans	150	9.57	7.99	187	13.11	10.35

Unallocated	—	0.00	0.00	—	0.00	0.00

Total allowance for loan losses	$1,567	100.00%	100.00%	$1,426	100.00%	100.00%

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At March 31, 2010	At December 31, 2009
Non-accrual loans:
Real estate loans:
One-to four-family	$1,600	$1,857
Home equity lines of credit and other 2nd mortgage	97	11
Commercial	172	171

Total real estate loans	1,869	2,039

Commercial and industrial	50	95
Consumer loans:
Purchased indirect automobile	—	27
Other	2	16

Total consumer loans	2	43

Total non-accrual loans	1,921	2,177

Accruing loans past due 90 days or more:
Real estate loans:
Home equity line of credit and other 2nd mortgage	—	50

Total real estate loans	—	50

Commercial and industrial	—	75
Consumer loans:
Purchased indirect automobile	—	18
Other	—	1

Total consumer loans	—	19

Total accruing loans past due 90 days or more	—	144

Total of nonaccrual and 90 days or more past due loans	1,921	2,321

Other real estate owned:
One-to four family	633	432

Total other real estate owned	633	432

Repossessed automobiles	86	74

Total non-performing assets	2,640	2,827

Troubled debt restructurings (not included in nonaccrual loans above)	943	947

Total non-performing assets and troubled debt restructurings	$3,583	$3,774

Total non-performing loans to total loans	1.55%	2.09%
Total non-performing assets to total assets	1.59%	1.79%
Total non-performing loans and troubled debt restructurings to total loans	2.32%	2.95%
Total non-performing assets and troubled debt restructurings to total assets	2.15%	2.39%

The decrease in nonaccrual one-to-four real estate loans is primarily due to the transfer of two loans to other real estate owned during the first quarter of 2010. The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at March 31, 2010 and December 31, 2009. Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list (in thousands).

	March 31, 2010	December 31, 2009

Watch loans	$5,413	$5,292
Special Mention loans	506	518
Substandard loans	3,630	3,755

Total watch list loans	$9,549	$9,565

Noninterest Income. Noninterest income increased $58,000 or 47.2% to $181,000 for the three months ended March 31, 2010 from $123,000 for the three months ended March 31, 2009. The increase was primarily related to losses on other than temporary impairment of equity securities which were $4,000 for the three months ended March 31, 2010, compared to $35,000 for the same period in 2009, a decrease in losses of $31,000 and a $29,000 increase in net realized gains on sales of loans in the first quarter of 2010 to $34,000, from $5,000 in the comparable quarter of 2009. The other than temporary impairment of equity securities in 2010 and 2009 were related to our investment in common stock of other community banks and the Shay Asset Management mutual funds. The loan sales were executed to generate additional liquidity for the Bank.

Noninterest Expense. Noninterest expense decreased $98,000 or 8.0% to $1.1 million for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009. The decrease was primarily due to compensation and benefits which decreased $68,000 or 10.1% to $603,000 in 2010 compared to $671,000 in 2009. Compensation and benefits were higher in 2009, in part, due to costs associated with the early retirement of a senior executive. Indirect automobile servicing fee decreased $22,000 to $38,000 for the three months ended March 31, 2010 from $60,000 for the same period in 2009. The decrease in loan servicing fees in 2010 was due to the decrease in our purchased indirect automobile loan portfolio which resulted from normal amortization, payoffs and our strategy to reduce our concentration in that portfolio under current market conditions. Foreclosed assets, net expense decreased $20,000 to $37,000 for the three months ended March 31, 2010 from $57,000 for the quarter ended March 31, 2009. The higher losses on foreclosed assets in 2009 were primarily due to the disposition of one commercial real estate property. These decreases were primarily offset by an increase in FDIC insurance premiums of $25,000 due to higher assessment rates in 2010.

Provision for Income Taxes. The benefit for income taxes was $14,000 for the three months ended March 31, 2010 compared to a benefit of $64,000 for the same period in 2009. The lower income tax benefit for the first quarter of 2010 reflects a lower level of pre-tax loss, compared to 2009. The effective tax benefit as a percent of pre-tax loss was 107.7% and 40.8% for the three months ended March 31, 2010 and 2009, respectively.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities were $124,000 and $988,000 for the three months ended March 31, 2010 and 2009, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash used in investing activities were $16.0 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively. Net cash provided by financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by financing activities was $8.9 million and $5.9 million for the three months ended March 31, 2010 and 2009, respectively.

The Bank is required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank’s actual ratios at March 31, 2010 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%. Accordingly, Harvard Savings Bank was categorized as well capitalized at March 31, 2010. Management is not aware of any conditions or events since the most recent notification that would change our category.

	March 31, 2010 Actual	December 31, 2009 Actual	Minimum Required

Tier 1 capital to average assets	7.10%	7.17%	4.00%
Tier 1 capital to risk-weighted assets	9.21%	10.29%	4.00%
Total capital to risk-weighted assets	10.50%	11.56%	8.00%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2010 and December 31, 2009 (in thousands).

	March 31, 2010	December 31, 2009

Commitments to fund loans	$17,881	$15,718
Standby letters of credit	119	388

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2010 totaled $44.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Assets
Interest- earning assets:
Interest -earning deposits	$10,098	$45	1.78%	$5,976	$34	2.28%
Securities purchased under agreements to resell	6,839	25	1.46%	11,443	56	1.96%
Securities, tax-exempt	677	8	4.73%	923	10	4.33%
Securities, taxable	6,562	76	4.63%	5,555	69	4.97%
Loans	116,209	1,775	6.11%	118,964	1,860	6.25%
Federal Home Loan Bank stock	6,549	—	0.00%	6,549	—	0.00%

Total interest earning assets	146,934	1929	5.25%	149,410	2,029	5.43%

Non-interest earning assets	12,571			11,974

Total assets	$159,505			$161,384

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$14,103	13	0.37%	$13,163	16	0.49%
NOW and money market accounts	32,740	61	0.75%	33,554	130	1.55%
Certificates of deposit	72,255	508	2.81%	67,987	615	3.62%
Brokered certificates of deposit	2,811	32	4.55%	3,127	36	4.61%
Federal Home Loan Bank advances	17,525	170	3.88%	24,271	250	4.12%

Total interest-bearing Liabilities	139,434	784	2.25%	142,102	1,047	2.95%

Non-interest-bearing deposits	4,812			3,526
Other non-interest-bearing liabilities	2952			3,343

Total liabilities	147,198			148,971
Equity	12,307			12,413

Total liabilities and equity	$159,505			$161,384

Net interest income		$1,145			$982

Interest rate spread			3.00%			2.48%

Net interest margin			3.12%			2.63%

Average interest earning assets to average interest-bearing liabilities			105.38%			105.14%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Three Months Ended March 31, 2010 Compared to 2009 Increase (Decrease) Due to
	Rate	Volume	Net
Interest income:

Interest-earning deposits	$(5)	$16	$11
Securities purchased under agreements to resell	(12)	(19)	(31)
Securities, tax-exempt	1	(3)	(2)
Securities, taxable	(4)	11	7
Loans	(43)	(42)	(85)

Total	(63)	(37)	(100)

Interest Expense:

Savings accounts	(4)	1	(3)
NOW and money market accounts	(66)	(3)	(69)
Certificates of deposit	(149)	42	(107)
Brokered certificates of deposit	0	(4)	(4)
Federal Home Loan Bank advances	(14)	(66)	(80)

Total	(233)	(30)	(263)

Increase (decrease) in net interest income	170	$(7)	$163

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)	Management’s annual report on internal control over financial reporting.

This Form 10-Q does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as Harvard Illinois Bancorp, Inc.

CHANGES IN INTERNAL CONTROL

During the quarter ended March 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

Item 1.A. Risk Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1 – Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e)

31.2 – Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e)

32.1 – Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVARD ILLINOIS BANCORP, INC.
Registrant

Date: May 12, 2010	/S/ DUFFIELD J. SEYLLER III
Duffield Seyller III
President and Chief Executive Officer

/S/ DONN L. CLAUSSEN
Donn L. Claussen
Executive Vice President and Chief Financial Officer