Form 10-Q
period 2010-06-30
Harvard Illinois Bancorp, Inc.
filed 2010-08-12
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period the registrant was required to submit and post such filings).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 12, 2010, 784,689 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD ILLINOIS BANCORP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$1,055	$973
Interest-bearing demand deposits in banks	1,759	2,594
Securities purchased under agreements to resell	5,950	11,800

Cash and cash equivalents	8,764	15,367

Interest-bearing deposits with other financial institutions	11,556	8,110
Available-for-sale securities	3,443	3,225
Held-to-maturity securities, at amortized cost (estimated fair value of $3,443 and $3,939 at June 30, 2010 and December 31, 2009, respectively)	3,211	3,789
Loans, net of allowance for loan losses of $1,603 and $1,426 at June 30, 2010 and December 31, 2009, respectively	121,807	108,895
Premises and equipment, net	3,701	3,652
Federal Home Loan Bank stock, at cost	6,549	6,549
Foreclosed assets held for sale	720	506
Accrued interest receivable	764	515
Deferred income taxes	1,322	1,231
Bank-owned life insurance	4,033	3,992
Mortgage servicing rights	360	398
Other	677	1,380

Total assets	$166,907	$157,609

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$3,976	$3,939
Savings, NOW and money market	44,874	47,047
Certificates of deposit	76,313	70,564
Brokered certificates of deposit	2,813	2,811

Total deposits	127,976	124,361

Federal Home Loan Bank advances	17,512	18,128
Advances from borrowers for taxes and insurance	502	415
Deferred compensation	2,138	2,096
Accrued interest payable	67	79
Other	244	215

Total liabilities	148,439	145,294

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 784,689 shares issued and outstanding	8	—
Additional paid-in capital	6,807	—
Unearned ESOP shares, at cost	(615)	—
Retained earnings	12,219	12,250
Accumulated other comprehensive income, net of tax	49	65

Total stockholders’ equity	18,468	12,315

Total liabilities and equity	$166,907	$157,609

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2010	2009	2010		2009

Interest and Dividend Income
Interest and fees on loans	$1,809	$1,788		$3,584	$3,648
Securities
Taxable	72	105		148	174
Tax-exempt	6	8		14	18
Securities purchased under agreements to resell	11	72		36	128
Other	46	48		91	82

Total interest and dividend income	1,944	2,021		3,873	4,050

Interest Expense
Deposits	608	781		1,222	1,578
Federal Home Loan Bank advances	163	243		333	493

Total interest expense	771	1,024		1,555	2,071

Net Interest Income	1,173	997		2,318	1,979

Provision for Loan Losses	216	253		432	294

Net Interest Income After Provision for Loan Losses	957	744		1,886	1,685

Noninterest Income
Customer service fees	70	56		130	118
Brokerage commission income	11	15		17	34
Net realized gains (losses) on loan sales	(25)	289		9	294
Net realized losses on sales of available-for-sale securities	(1)	—		(1)	(7)
Losses on other than temporary impairment of equity securities	(2)	(4)		(6)	(39)
Loan servicing fees	41	42		84	83
Bank-owned life insurance income, net	40	36		78	71
Other	3	4		7	7

Total noninterest income	137	438		318	561

Noninterest Expense
Compensation and benefits	621	487		1,224	1,158
Occupancy	113	140		248	285
Data processing	118	113		234	230
Professional fees	66	14		103	39
Marketing	20	27		44	62
Office supplies	14	10		29	30
Federal deposit insurance premiums	62	140		116	169
Indirect automobile servicing fees	56	52		94	112
Foreclosed assets, net	34	23		71	80
Other	76	22		140	84

Total noninterest expense	1,180	1,028		2,303	2,249

Income (Loss) Before Income Taxes	(86)	154		(99)	(3)

Provision (Benefit) for Income Taxes	(54)	53		(68)	(11)

Net Income (Loss)	$(32)	$101		$(31)	$8

Earnings (Loss) Per Share:
Basic and diluted (Note 5)	$(.04)	N/A	$	N/A	N/A

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the six months ended June 30, 2010 (unaudited)

Balance, January 1, 2010	$—	$—	$—	$12,250	$65	$12,315
Comprehensive loss:

Net loss	—	—	—	(31)	—	(31)

Change in unrealized appreciation on available-for-sale securities, net of tax benefit of $23	—	—	—	—	(16)	(16)

Total comprehensive loss						(47)

Common stock issued in initial public offering, 784,689 shares, net of issuance costs of $1,030	8	6,809	—	—	—	6,817
Acquisition of ESOP shares	—	—	(628)	—	—	(628)
ESOP shares earned	—	(2)	13	—	—	11

Balance, June 30, 2010	$8	$6,807	$(615)	$12,219	$49	$18,468

For the six months ended June 30, 2009 (unaudited)

Balance, January 1, 2009	$—	$—	$—	$12,512	$15	$12,527

Comprehensive income:

Net income	—	—	—	8	—	8

Change in unrealized appreciation on available-for-sale securities, net of tax expense of $13	—	—	—	—	27	27

Total comprehensive income						35

Balance, June 30, 2009	$—	$—	$—	$12,520	$42	$12,562

See accompanying notes to unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	(Unaudited) Six Months Ended June 30,
	2010	2009
Operating Activities
Net income (loss)	$(31)	$8
Items not requiring (providing) cash
Depreciation	102	110
Provision for loan losses	432	294
Amortization of premiums and discounts on securities	(9)	(7)
Deferred income taxes	(68)	(10)
Net realized gains on loan sales	(9)	(294)
Net realized losses on sales of available-for-sale securities	1	7
Loss on other than temporary impairment of equity securities	6	39
Loss on foreclosed assets held for sale	50	59
Bank-owned life insurance income, net	(78)	(71)
Originations of loans held for sale	(7,540)	(20,557)
Proceeds from sales of loans held for sale	7,587	20,717
ESOP compensation expense	11	—
Changes in
Accrued interest receivable	(249)	(1)
Other assets	740	(63)
Accrued interest payable	(12)	(31)
Deferred compensation	42	130
Other liabilities	29	146

Net cash provided by operating activities	1,004	476

Investing Activities
Net increase in interest-bearing deposits	(3,446)	(7,441)
Purchases of available-for-sale securities	(2,011)	(11)
Proceeds from the sales of available-for-sale securities	927	495
Proceeds from maturities and pay-downs of available-for-sale securities	823	1,136
Purchases of held-to-maturity securities	—	(4,460)
Proceeds from maturities and pay-downs of held-to-maturity securities	584	844
Net change in loans	(13,748)	6,975
Purchase of premises and equipment	(151)	(110)
Proceeds from sale of foreclosed assets	140	545

Net cash used in investing activities	(16,882)	(2,027)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(2,136)	6,921
Net increase in certificates of deposit, including brokered certificates	5,751	254
Net increase (decrease) in advances from borrowers for taxes and insurance	87	(10)
Proceeds from Federal Home Loan Bank advances	2,206	2,653
Repayments of Federal Home Loan Bank advances	(2,822)	(8,663)
Proceeds from issuance of common stock, net of costs	6,817	—
Stock issuance from Employee Stock Ownership Plan purchase	(628)	—

Net cash provided by financing activities	9,275	1,155

Net Decrease in Cash and Cash Equivalents	(6,603)	(396)

Cash and Cash Equivalents, Beginning of Period	15,367	14,019

Cash and Cash Equivalents, End of Period	$8,764	$13,623

Supplemental Cash Flows Information
Interest paid	$1,567	$2,102
Income taxes paid	—	—
Foreclosed assets acquired in settlement of loans	404	133

Supplemental disclosure of noncash financing activities:

With the initial public offering in April 2010, the Company loaned $628 to the Employee Stock Ownership Plan, which was used to acquire 62,775 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets.

See accompanying notes to unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (In thousands)

Note 1: Basis of Financial Statement Presentation

The 2009 consolidated financial statements include the accounts of Harvard Illinois Bancorp, Inc. (Company) and its wholly-owned subsidiaries, Harvard Savings Bank (Bank) and Harvard Illinois Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The conversion has been accounted for in accordance with accounting principles generally accepted in the United States of America (GAAP). Accordingly, the consolidated balance sheet as of December 31, 2009, the consolidated statement of operations for the three and six months ended June 30, 2009, and consolidated statement of cash flows for the six months ended June 30, 2009 are presented as results of the Harvard Savings, MHC and its subsidiaries. The consolidated balance sheet as of June 30, 2010, the consolidated statement of operations for the three and six months ended June 30, 2010, and consolidated statement of cash flows for the and six months ended June 30, 2010 are presented as results of the Company and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2010 and December 31, 2009, and the results of its operations for the six month periods ended June 30, 2010 and 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 included as part of Harvard Illinois Bancorp, Inc.’s Form 10-K (File No. 000-53935) (2009 Form 10-K) filed with the Securities and Exchange Commission on May 14, 2010.

The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2009 Form 10–K.

Note 2: Conversion

On April 8, 2010, Harvard Savings, MHC completed its conversion and reorganization from a two-tier mutual holding company to a stock holding company. In accordance with the plan of conversion adopted by the Board of Directors of Harvard Savings, MHC on July 23, 2009, Harvard Savings, MHC (the mutual holding company) and Harvard Illinois Financial Corporation (the mid-tier stock holding company) ceased to exist as separate legal entities and a stock holding company, Harvard Illinois Bancorp, Inc. issued and sold shares of common stock to eligible depositors of Harvard Savings Bank and to former borrowers of Morris Building & Loan, s.b. in a subscription offering, and to the general public in a community offering. A total of 784,689 shares, par value of $0.01 per shares, were sold in the conversion at $10 per share, raising $7.8 million of gross proceeds. The Company established an employee stock ownership plan that purchased 8% of the total shares, or a total of 62,775 shares in the offering, for a total of $627,750. $1.0 million of conversion expenses were offset against the gross proceeds. Harvard Illinois Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “HARI” on April 9, 2010. The 2010 consolidated financial statements include the accounts of Harvard Illinois Bancorp, Inc. and its wholly-owned subsidiary, Harvard Savings Bank.

Note 3: New Accounting Pronouncements

Recent and Future Accounting Requirements

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

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the fair value disclosure guidance. The amendments include new disclosures and changes to clarify existing disclosure requirements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this update as of June 30, 2010 did not have a material effect on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”). This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption will have no impact on the Company’s statements of income and condition.

Note 4: Employee Stock Ownership Plan (ESOP)

In connection with the conversion to stock form, the Bank established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 18). The ESOP borrowed funds from the Company in an amount sufficient to purchase 62,775 shares (approximately 8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 15 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest 100% in their accrued benefits under the employee stock ownership plan after three vesting years, with no prorated vesting prior to reaching three vesting years. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

Participants receive the shares at the end of employment. Because the Company’s stock is not traded on an established market, as of June 30, 2010, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

The Company is accounting for its ESOP in accordance with ASC Topic 718, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per shares computations. Dividends, if any, on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

A summary of ESOP shares at June 30, 2010 is as follows (dollars in thousands):

Shares committed for release	1,272
Unearned shares	61,503

Total ESOP shares	62,775

Fair value of unearned ESOP shares	$486

Note 5: Earnings Per Common Shares (“EPS”)

Basic earnings per common share are presented for the period beginning April 8, 2010, the date of conversion, to June 30, 2010. Income (loss) per shares data is not presented for the three months ended March 31, 2010 or for the three and six months ended June 30, 2009, since there were no outstanding shares of common stock until the conversion on April 8, 2010. The factors used in the earnings per common shares computation follow (dollars in thousands):

2010

Basic
Net loss since formation of the Company on April 8, 2010	$(32)

Weighted average common shares outstanding	784,689
Less: Average unallocated ESOP shares	(61,927)

Average shares	722,762

Basic earnings (loss) per common shares	$(0.04)

There were no potential dilutive common shares for the period presented. There were no common shares outstanding prior to April 8, 2010.

Note 6: Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $5,950 and $11,800 at June 30, 2010 and December 31, 2009. The agreements are over-collateralized by 102.5% with collateral consisting of securities guaranteed by the “full faith and credit” of the United States Government. The securities underlying the agreements are book-entry securities. All securities are delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. These agreements mature by notice by the Company or 30 days by the custodian. The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

At June 30, 2010 and December 31, 2009, agreements to resell securities purchased were outstanding with the following entities (in thousands):

	June 30, 2010	December 31, 2009

BCM High Income Fund, LP	$—	$5,350
HEC Opportunity Fund LLC	1,500	—
Coastal Securities	4,450	6,450

Total	$5,950	$11,800

Note 7: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2010:
U.S. government agencies	$1,621	$27	$—	$1,648
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	932	24	—	956
State and political subdivisions	362	—	—	362
Equity securities	469	12	(4)	477

	$3,384	$63	$(4)	$3,443

December 31, 2009:
U.S. Government and federal agency	$976	$32	$—	$1,008
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	1,105	29	—	1,134
State and political subdivisions	582	—	(2)	580
Equity securities	465	38	—	503

	$3,128	$99	$(2)	$3,225

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
June 30, 2010:
U.S. government agencies	$500	$48	$—	$548
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	36	1	—	37
Private-label residential	2,575	182	—	2,757
State and political subdivisions	100	1	—	101

	$3,211	$232	$—	$3,443

December 31, 2009:
U.S. Government agencies	$500	$35	$—	$535
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	43	—	—	43
Private-label residential	3,146	113	—	3,259
State and political subdivisions	100	2	—	102

	$3,789	$150	$—	$3,939

The Company held no securities at June 30, 2010 with a book value that exceeded 10% of total equity, with the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions.

The Company recorded other-than-temporary impairment on investments in FNMA and FHLMC common stock totaling $3 and $5 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, the Company held investments in FNMA and FHLMC common stock with fair value of $20 and $23, respectively. The investments in FNMA and FHLMC common stock are valued using available market prices. Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of June 30, 2010 and December 31, 2009.

The Company recorded an other-than-temporary impairment on the Shay Asset Management mutual funds included in equity securities in the amount of $29 for the six month period ended June 30, 2009. As of June 30, 2010 and December 31, 2009, the Company held investments in the mutual funds with an amortized cost of $429 and $418, respectively. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of June 30, 2010 and December 31, 2009.

The Company recorded an other-than-temporary impairment on other equity securities of $3 and $5 for the six month periods ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, the Company held investments in other equity securities with an amortized cost of $20 and $23, respectively. Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of June 30, 2010 and December 31, 2009.

Other than temporary impairment recorded for the six month periods ended June 30, 2010 and 2009 totaled $6 and $39, respectively, as previously described.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $5,339 and $2,729 as of June 30, 2010 and December 31, 2009, respectively.

Gross gains of $1 and $0, and gross losses of $2 and $7, resulting from sales of available-for-sale securities were realized for the six month periods ended June 30, 2010 and 2009, respectively.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2010, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$895	$921	$—	$—
One to five years	901	902	600	649
Five to ten years	187	187	—	—
After ten years	—	—	—	—

	1,983	2,010	600	649
Mortgage-backed securities	932	956	2,611	2,794
Equity securities	469	477	—	—

Totals	$3,384	$3,443	$3,211	$3,443

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at June 30, 2010 was $208, which is approximately 3% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are not other-than-temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
Equity securities	$208	$(4)	$—	$—	$208	$(4)

Total temporarily impaired securities	$208	$(4)	$—	$—	$208	$(4)

Note 8: Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated (in thousands).

	At June 30, 2010		At December 31, 2009
	Amount	Percent	Amount	Percent

Real estate loans:
One-to-four family	$51,313	41.58%	$53,733	48.43%
Home equity line of credit and other 2nd mortgage	11,735	9.51	12,315	11.10
Multifamily	1,444	1.17	175	0.16
Commercial	25,667	20.80	20,133	18.14
Farmland	2,926	2.37	459	0.41
Construction and land development	2,156	1.74	5,323	4.80

Total real estate loans	95,241	77.17	92,138	83.04

Commercial and industrial	4,945	4.01	6,557	5.91
Agriculture	14,828	12.01	778	0.70
Consumer loans:
Purchased indirect automobile	8,033	6.51	11,018	9.93
Other	366	0.30	469	0.42

Total consumer loans	8,399	6.81	11,487	10.35

Total loans	123,413	100.00%	110,960	100.00%

Deferred loan costs (fees)	(12)		(14)
Loans in process	9		(625)
Allowance for loan losses	(1,603)		(1,426)

Loans, net	$121,807		$108,895

Activity in the allowance for loan losses was as follows (in thousands):

	Six Months Ended June 30,
	2010	2009

Balance, beginning of period	$1,426	$1,000
Provision charged to expense	432	294
Losses charged off, net of recoveries of $31 and $24 for 2010 and 2009	(255)	(94)

Balance, end of period	$1,603	$1,200

Note 9: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $6,549 of Federal Home Loan Bank stock as of June 30, 2010 and December 31, 2009. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval. The FHLB has not declared any dividends on its common stock since the third quarter of 2007. Management performed an analysis as of June 30, 2010 and December 31, 2009 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 10: Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009

Net unrealized losses on securities available-for-sale	$(46)	$(6)
Less reclassification adjustment for realized losses on sales of securities included in income	(1)	(7)
Less reclassification adjustment for loss on other than temporary impairment of equity securities	(6)	(39)

Other comprehensive income (loss), before tax effect	(39)	40
Less tax expense (benefit)	(23)	13

Other comprehensive income (loss)	$(16)	$27

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows (in thousands):

	June 30, 2010	December 31, 2009

Net unrealized gain on securities available-for-sale	$59	$97
Tax effect	(10)	(32)

Net-of-tax amount	$49	$65

Note 11: Income Taxes

A reconciliation of income tax benefit at the statutory rate to the Company’s actual income tax benefit is shown below (in thousands):

	Six Months Ended June 30,
	2010	2009

Computed at the statutory rate (34%)	$(34)	$(1)
Decrease resulting from
Tax exempt interest	(4)	(5)
Nondeductible expenses	1	1
State income taxes	—	—
Changes in deferred tax valuation allowance	—	—
Cash surrender value of life insurance	(26)	(24)
Other	(5)	18

Actual benefit	$(68)	$(11)

Tax benefit as a percentage of pre-tax loss	(68.69)%	(366.67)%

Note 12: Disclosures About Fair Value of Assets and Liabilities

ASC Topic 820, Fair Value Measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Available-for-sale securities:
US Government and federal agency	$1,648	$—	$1,648	$—
Mortgage-backed securities – GSE residential	956	—	956	—
State and political subdivisions	362	—	—	362
Equity securities	477	20	457	—

Mortgage servicing rights	360	—	—	360

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Available-for-sale securities:
US Government and federal agency	$1,008	$—	$1,008	$—
Mortgage-backed securities – GSE residential	1,134	—	1,134	—
State and political subdivisions	580	—	177	403
Equity securities	503	24	479	—

Mortgage servicing rights	398	—	—	398

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (in thousands):

	Available-for- sale Securities	Mortgage Servicing Rights

Balance, January 1, 2010	$403	$398

Total realized and unrealized gains and losses
Included in net income	—	(41)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(41)	3
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2010	$362	$360

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2010:

Impaired loans	$2,897	$—	$—	$2,897

December 31, 2009:

Impaired loans	$1,915	$—	$—	$1,915

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 (in thousands).

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$8,764	$8,764	$15,367	$15,367
Interest-bearing deposits	11,556	11,556	8,110	8,110
Available-for-sale securities	3,443	3,443	3,225	3,225
Held-to-maturity securities	3,211	3,443	3,789	3,939
Loans, net of allowance for loan losses	121,807	123,790	108,895	110,838
Federal Home Loan Bank stock	6,549	6,549	6,549	6,549
Interest receivable	764	764	515	515

Financial liabilities
Deposits	127,976	128,360	124,361	123,574
Federal Home Loan Bank advances	17,512	18,151	18,128	18,683
Advances from borrowers for taxes and insurance	502	502	415	415
Interest payable	67	67	79	79

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 13: Commitments

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

Note 14: Defined Benefit Retirement Plan

The Company has elected to freeze its defined benefit retirement plan. Effective July 1, 2010, all benefit accruals under the plan ceased.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions (including real estate values, loan demand and employment levels), either nationally or in our market areas, that are different than expected;

•	competition among depository and other financial institutions;

•	our ability to improve our asset quality even as we increase our non-residential lending;

•	our success in increasing our commercial real estate and commercial business lending, including and in particular, agricultural and farmland lending;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of our financial instruments and real estate;

•	adverse changes in the securities markets;

•

changes in laws or government regulations or policies affecting financial institutions, including the Dodd Frank Wallstreet Reform and Consumer Protection Act and changes in deposit insurance premiums, regulatory fees, capital requirements and consumer protection measures, which increase our compliance costs;

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

OVERVIEW

Harvard Illinois Bancorp, Inc. (Company) is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision. The Company’s business activities are limited to oversight of its investment in Harvard Savings Bank (Bank).

The Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in McHenry, Grundy, and to a lesser extent Boone counties, Illinois and Walworth County in Wisconsin. The Bank is subject to regulation by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation.

On April 8, 2010, the Company reorganized from a two-tier mutual holding company to a stock holding company and completed its initial public offering. A total of 784,689 shares, par value of $0.01 per share, were sold at $10 per share, raising $6.8 million of proceeds, net of conversion expenses. The Company established an employee stock ownership plan that purchased 8% of the total shares, or a total of 62,775 shares in the offering, for a total of $627,750. The Company’s common stock began trading on the over-the-counter market under the symbol “HARI” on April 9, 2010.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service fees, brokerage commission income, net realized gains on loan sales, loan servicing fees, and net income on bank-owned life insurance, offset by impairment charges on securities. Noninterest expense consists primarily of compensation and benefits, occupancy, data processing, professional fees, marketing, office supplies, federal deposit insurance premiums, indirect automobile servicing fees, and foreclosed assets. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

During recent years, in order to reduce our vulnerability to changes in interest rates and enhance our net interest spread, we increased our originations and purchases of commercial real estate and commercial and industrial loans, purchased indirect automobile loans, sold most of our fixed rate one- to four-family loan production, and increased our core deposits (which we consider to be deposits other than certificates of deposit). In connection with the continued execution of our business strategy, we hired a commercial loan officer with over 20 years of agricultural and commercial lending experience in the Harvard community, in December 2009. With this hire, we intended to, subject to economic, market and regulatory conditions, and have increased our origination of agricultural operating lines of credit and intermediate-term loans, and real estate loans for the purchase of farmland in our market area. Agricultural loans totaled $17.8 million or 14.4% of total loans at June 30, 2010, compared to $1.2 million or 1.1% of total loans at December 31, 2010.

Our net loss for the quarter ended June 30, 2010 was $32,000, compared to net income of $101,000 for the quarter ended June 30, 2009. The decrease in net income was due to a decrease in noninterest income and an increase in noninterest expense, offset by an increase in net interest income and decreases in the provision for loan losses and the provision for income taxes, respectively.

The following discussion compares the financial condition of Harvard Illinois Bancorp, Inc. (“Company”) and its wholly owned subsidiary, Harvard Savings Bank (“Bank”) at June 30, 2010 to its financial condition at December 31, 2009, and the results of operations for the three months and six months ended June 30, 2010 to the same periods in 2009. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets at June 30, 2010 increased $9.3 million or 5.9% to $166.9 million from $157.6 million at December 31, 2009. This increase was primarily the result of an increase in loans of $12.9 million during the six months ended June 30, 2010 from December 31, 2009 due to increases of $14.1 million, $2.5 million and $5.5 million in the agriculture, farmland and commercial real estate loan portfolios, respectively. These increases were partially offset by decreases of $2.4 million, $3.0 million and $3.2 million in the one – to four – family real estate, purchased indirect automobile, and construction and land development loan portfolios, respectively. This activity reflects the Company’s strategy to reduce asset duration and loan concentrations by expanding our commercial and agriculture lending activity to enhance yields and reduce concentrations in our residential mortgage and purchased indirect automobile loan portfolios. The Company hired an experienced agriculture lender in December 2009. The rate of increase of our agricultural and farmland loan growths slowed somewhat in the second quarter due in part to seasonal factors as many borrowers prefer to have their financing in place prior to the planting season. Substantially all the commercial and agriculture loan activity during 2010 were loans in our market area.

Cash and cash equivalents decreased $6.6 million or 43.0% to $8.8 million at June 30, 2010 from $15.4 million at December 31, 2009 primarily due to a decrease of $5.9 million in securities purchased under agreements to resell. The liquidity from this decrease was used to fund the loan growth and the increase of $3.4 million in interest-bearing deposits with other financial institutions.

Deposits increased $3.6 million or 2.9% to $128.0 million at June 30, 2010 from $124.4 million at December 31, 2009. Total equity increased by $6.2 million or 50.0% to $18.5 million at June 30, 2010 from $12.3 million at December 31, 2009. The increase largely resulted from the $6.8 million in cash proceeds on the sale of our common stock, net of the ESOP purchase of $628,000, offset by a decrease in accumulated other comprehensive income of $16,000 to a gain of $49,000, and net loss of $31,000 for the six months ended June 30, 2010. The increase in deposits and equity was due to our strategy to enhance our net interest margin while generating liquidity to fund our loan growth and reduce our Federal Home Loan Bank advances, which decreased by $616,000 or 3.4% to $17.5 million at June 30, 2010 from $18.1 million at December 31, 2009.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General. Net loss for the three months ended June 30, 2010 was $32,000, compared to net income of $101,000 for the three months ended June 30, 2009, a decrease in net income of $133,000. The decrease in net income was due to a decrease in noninterest income of $301,000 and an increase in noninterest expense of $152,000, partially offset by an increase in net interest income of $176,000, and decreases in the provision for loan losses and the provision for income taxes of $37,000 and $107,000, respectively.

Interest and Dividend Income. Total interest and dividend income decreased $77,000 or 3.8% to $1.9 million for the three months ended June 30, 2010 from $2.0 million for the same period in 2009. Although average interest-earning assets were relatively unchanged at $153.9 million for the three months ended June 30, 2010 from $153.8 million for the same quarter in 2009, the average yield decreased 21 basis points to 5.05% from 5.26%. This decrease reflected a decline in the interest rate environment during the period. Interest and fees on loans increased $21,000 during the period as the average balance of loans increased $9.1 million to $123.4 million primarily due to agricultural lending activity, partially offset by the average yield on loans, which decreased 39 basis points to 5.85% from 6.24%. Interest income on securities and other interest-earning assets decreased $98,000 for the three months ended June 30, 2010 compared to the year ago period as average balances decreased $9.0 million, primarily to fund loan growth, and the average yield on those assets decreased 59 basis points to 1.79% from 2.38%, due to the lower interest rate environment.

Interest Expense. Total interest expense decreased $253,000 or 24.7% to $771,000 for the three months ended June 30, 2010 from $1.0 million for the same period in 2009. Interest expense on deposit accounts decreased $173,000 or 22.2% to $608,000 for the three months ended June 30, 2010 from $781,000 for the same period in 2009. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $101,000 during the period while interest expense on savings, NOW and money market accounts decreased $72,000. The average balances of savings, NOW and money market accounts decreased $5.0 million while the cost of these deposits decreased 51 basis points to 1.02% during the three months ended June 30, 2010 from the three months ended June 30, 2009. The average balance in certificates of deposits and brokered certificates of deposit increased $5.6 million, with the cost of these deposits decreasing 78 basis points. The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and promotional events pricing, and the declining market interest rates for deposits.

Interest expense on Federal Home Loan Bank advances decreased $80,000 to $163,000 for the three months ended June 30, 2010 from $243,000 for the three months ended June 30, 2009. The average balance of advances decreased $6.2 million while the average cost of this funding decreased 32 basis points for the three months ended June 30, 2010 from the comparable period in 2009. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2010 compared to 2009.

Net Interest Income. Net interest income increased $176,000 or 17.7% to $1.2 million for the three months ended June 30, 2010 from $997,000 for the three months ended June 30, 2009, primarily as a result of an increase in our net interest rate spread of 41 basis points to 2.85% from 2.44%. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 109.88% for the three months ended June 30, 2010 from 105.55% for the same period in 2009. Our net interest margin also increased to 3.05% from 2.59%. The increases in our net interest rate spread and net interest margin reflected the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to our interest-earning assets.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The factors we considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Based upon our evaluation of these factors, a provision of $216,000 was recorded for the three months ended June 30, 2010, a decrease of $37,000 or 14.6% from $253,000 for the three months ended June 30, 2009. The provision for loan losses reflected net charge offs of $180,000 for the three months ended June 30, 2010, compared to $53,000 for the three months ended June 30, 2009. The allowance for loan losses was $1.6 million, or 1.30% of total loans at June 30, 2010, compared to $1.4 million, or 1.29% of total loans at December 31, 2009. At June 30, 2010, we had identified substandard loans totaling $3.3 million, all of which were considered impaired, and established an allowance for loan losses of $402,000. At December 31, 2009, we considered all substandard loans totaling $3.8 million impaired and established an allowance for loan losses of $431,000. We used the same methodology in assessing the allowance for each period. We increased the impact of qualitative factors to reflect further deterioration in the economy during 2010, and the higher level of charge offs during the period which resulted in an increase in the general allowance for loan losses for most loan categories and larger provision for loan losses for the quarter ended June 30, 2010 from June 30, 2009.

For real estate loans secured by farmland and other agricultural loans for which we had little or no specific loss experience, we utilized loss factors associated with our commercial real estate and other commercial loans, respectively, until specific loss experience is determined.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of June 30, 2010 and December 31, 2009 (dollars in thousands).

	June 30, 2010			December 31, 2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
Real estate loans:
One-to-four-family	$348	21.71%	41.58%	$504	35.34%	48.43%
Home equity line of credit and other 2nd mortgage	133	8.30	9.51	83	5.82	11.10
Multi-family	34	2.12	1.17	4	0.28	0.16
Commercial	498	31.07	20.80	437	30.65	18.14
Farmland	5	0.30	2.37	5	0.35	0.41
Construction and land development	49	3.06	1.74	74	5.19	4.80

Total real estate loans	1,067	66.56	77.17	1,107	77.63	83.04

Commercial and industrial	151	9.42	4.01	120	8.42	5.91

Agriculture	222	13.85	12.01	12	0.84	0.70

Consumer loans:
Purchased indirect automobile	159	9.92	6.51	183	12.83	9.93
Other	4	0.25	0.30	4	0.28	0.42

Total consumer loans	163	10.17	6.81	187	13.11	10.35

Unallocated	—	0.00	0.00	—	0.00	0.00

Total allowance for loan losses	$1,603	100.00%	100.00%	$1,426	100.00%	100.00%

Loan losses allocated to one-to-four-family real estate loans totaled $348,000 at June 30, 2010, a decrease of $156,000 from $504,000 at December 31, 2009 due to decreases in total one-to-four-family real estate loans outstanding, nonperforming loans in that category and impairment allowances associated with those loans. In addition, the allowance for these loans was offset by the priority obligation of our investor on loans sold with recourse in the secondary mortgage market totaling $68,000.

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At June 30, 2010	At December 31, 2009
Non-accrual loans:
Real estate loans:
One-to four-family	$1,576	$1,857
Home equity lines of credit and other 2nd mortgage	21	11
Commercial	688	171

Total real estate loans	2,285	2,039

Commercial and industrial	52	95
Consumer loans:
Purchased indirect automobile	31	27
Other	2	16

Total consumer loans	33	43

Total non-accrual loans	2,370	2,177

Accruing loans past due 90 days or more:
Real estate loans:
Home equity line of credit and other 2nd mortgage	—	50

Total real estate loans	—	50

Commercial and industrial	—	75
Consumer loans:
Purchased indirect automobile	—	18
Other	—	1

Total consumer loans	—	19

Total accruing loans past due 90 days or more	—	144

Total of nonaccrual and 90 days or more past due loans	2,370	2,321

Other real estate owned:
One-to four family	674	432

Total other real estate owned	674	432

Repossessed automobiles	46	74

Total non-performing assets	3,090	2,827

Troubled debt restructurings (not included in nonaccrual loans above)	153	947

Total non-performing assets and troubled debt restructurings	$3,243	$3,774

Total non-performing loans to total loans	1.92%	2.09%
Total non-performing assets to total assets	1.85%	1.79%
Total non-performing loans and troubled debt restructurings to total loans	2.04%	2.95%
Total non-performing assets and troubled debt restructurings to total assets	1.94%	2.39%

The decrease in nonaccrual one-to-four real estate loans is primarily due to the transfer of three loans to other real estate owned during the first six months of 2010. One troubled debt restructuring, a commercial real estate loan secured by a retail strip mall located in McHenry County, in which only 25% of the mall is currently leased, was placed on nonaccrual as of June 30, 2010, although the loan has remained current based on the original terms and terms of all modifications. The loan had a balance of $688,000 at June 30, 2010, net of a partial charge-off in June 2010 of $100,000. We consider the loan an impaired loan and have established an impairment allowance of $181,000, based on a new appraisal obtained in 2009 of $930,000, adjusted for certain factors.

The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at June 30, 2010 and December 31, 2009. Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list (in thousands).

	June 30, 2010	December 31, 2009
Watch loans	$3,658	$5,292
Special Mention loans	2,833	518
Substandard loans	3,299	3,755

Total watch list loans	$9,790	$9,565

As of June 30, 2010, a residential subdivision real estate loan totaling $1.1 million was added to loans classified special mention. The loan is performing and has strong guarantor support, but no lots have been sold since the loan was originated in 2008, and the loan balance exceeds the value of the underlying collateral based on a new appraisal obtained in July 2010. As of June 30, 2010, a real estate loan participation totaling $991,000, secured by a new senior assisted living center outside our market area, was also added to loans classified special mention. The loan is performing and has strong guarantor support, but units leased as well as the average lease rate are short of the original projections for the project. The guarantors for both loans have adequate cash flow to amortize the loan over a reasonable term. In 2010, a performing commercial real estate loan secured by a retail strip center in our market area totaling $1.5 million was removed from the list of watch loans after it was refinanced with added collateral support.

Noninterest Income. Noninterest income decreased $301,000 or 68.7% to $137,000 for the three months ended June 30, 2010 from $438,000 for the three months ended June 30, 2009. The decrease was primarily related to net gains on loan sales which decreased $314,000 to net losses of $25,000 for the three months ended June 30, 2010, compared to net gains of $289,000 for the same period in 2009. Gains on loan sales included the net decrease in fair value of mortgage servicing rights of $50,000 in 2010 and the net increase in fair value of mortgage servicing rights of $226,000 in 2009, a decrease of $276,000 primarily due to the larger volume of loans sales and larger size of our mortgage servicing portfolio in 2009, as well as higher prepayment speeds at June 30, 2010 due to lower market interest rates for mortgage loans. The loan sales were executed to generate additional liquidity and manage interest rate risk for the Bank.

Noninterest Expense. Noninterest expense increased $152,000 or 14.8% to $1.2 million for the three months ended June 30, 2010 from $1.0 million for the three months ended June 30, 2009. The increase was primarily due to compensation and benefit expenses which increased $134,000 or 27.5% to $621,000 in the 2010 period compared to $487,000 in the 2009 period. Compensation and benefit expenses were higher in 2010, in part, due to higher benefit plan costs, including the adoption of an ESOP plan, and higher costs associated with hiring additional accounting and lending personnel. Professional fees increased $52,000 to $66,000 for the three months ended June 30, 2010 from $14,000 for the same period in 2009. The increase in professional fees in 2010 was due primarily to the obligations of being a new public company, including substantial new public reporting obligations. Other noninterest expense increased $54,000 to $76,000 for the three months ended June 30, 2010 from $22,000 for the quarter ended June 30, 2009. The higher expense in 2010 was due primarily to the obligations of being a new public company as well as a refund of state supervisory fees received in 2009 of $34,000. These increases were offset by a decrease in FDIC insurance premiums of $78,000 to $62,000 for the three months ended June 30, 2010 from $140,000 for the same period in 2009, primarily due to a special assessment of $74,000 charged in the second quarter of 2009.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $54,000 for the three months ended June 30, 2010 compared to a provision of $53,000 for the same period in 2009, a decrease of $107,000 or 201.9%. The lower income tax expense for the second quarter of 2010 reflects a lower level of pre-tax income, compared to 2009. The effective tax benefit as a percent of pre-tax loss was 62.8% for the three months ended June 30, 2010, compared to an effective tax expense as a percent of pre-tax income of 34.4% for the three months ended June 30, 2009.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General. Net loss for the six months ended June 30, 2010 was $31,000, compared to net income of $8,000 for the six months ended June 30, 2009, a decrease of $39,000. The decrease in net income was due to increases in net interest income and benefit for income taxes of $339,000 and $57,000, respectively, partially offset by increases in the provision for loan losses and noninterest expense of $138,000 and $54,000, respectively, and by a decrease in noninterest income of $243,000.

Interest and Dividend Income. Total interest and dividend income decreased $177,000 or 4.4% to $3.9 million for the six months ended June 30, 2010 from $4.1 million for the same period in 2009. Average interest-earning assets decreased $1.2 million to $150.4 million for the six months ended June 30, 2010 from $151.6 million for the same period in 2009, and the average yield decreased 19 basis points to 5.15% from 5.34%. The decrease in the average yield reflected a decline in the interest rate environment during the period. Interest and fees on loans decreased $64,000 during the period as the average yield on loans, which decreased 28 basis points to 5.97% from 6.25%, more than offset the average balance of loans, which increased $3.2 million to $120.0 million primarily due to agricultural lending activity. Interest income on securities purchased under agreement to resell decreased $92,000 for the six months ended June 30, 2010 compared to the year ago period as average balances decreased $8.2 million, as the Company generated liquidity to fund loans and reduce advances from the Federal Home Loan Bank during the period, and the average yield on those assets decreased 51 basis points to 1.43% from 1.94%, due to the lower interest rate environment.

Interest Expense. Total interest expense decreased $516,000 or 24.9% to $1.6 million for the six months ended June 30, 2010 from $2.1 million for the same period in 2009. Interest expense on deposit accounts decreased $356,000 or 22.6% to $1.2 million for the six months ended June 30, 2010 from $1.6 million for the same period in 2009. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $212,000 during the period while interest expense on savings, NOW and money market accounts decreased $144,000. Average savings, NOW and money market accounts decreased $2.4 million to $46.3 million while the cost of these deposits decreased 56 basis points to 0.57% during the six months ended June 30, 2010 from the six months ended June 30, 2009. The average balance in certificates of deposits and brokered certificates of deposit increased $4.8 million between the six months ended June 30, 2010 and 2009, respectively, with the cost of these deposits decreasing 78 basis points during the same periods. The movement in deposit accounts was the result of our competitive pricing and promotional events pricing to increase our liquidity while decreasing our utilization of Federal Home Loan Bank advances. Interest expense on Federal Home Loan Bank advances decreased $160,000 to $333,000 for the six months ended June 30, 2010 from $493,000 for the six months ended June 30, 2009. The average balance for the advances decreased $6.5 million while the average cost of the advances decreased 28 basis points for the six months ended June 30, 2010 from the comparable period in 2009. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances. The decrease in the cost of these funds was a reflection of the interest rate environment at that time.

Net Interest Income. Net interest income increased $339,000 or 17.1% to $2.3 million for the six months ended June 30, 2010 from $2.0 million for the six months ended June 30, 2009, primarily as a result of an increase in our net interest rate spread of 46 basis points to 2.92% from 2.46% during the comparable periods of 2010 and 2009, respectively. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 107.63% for the six months ended June 30, 2010 from 105.35% for the same period in 2009. Our net interest margin also increased to 3.08% from 2.61%. The increases in our net interest rate spread and net interest margin reflected the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to our interest-earning assets.

Provision for Loan Losses.

The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	2010	2009
Allowance at beginning of period	$1,426	$1,000
Provision for loan losses	432	294
Charge-offs:
Real estate loans:
One-to four family	73	—
Home equity line of credit and other 2nd mortgage	25	—
Commercial	100	—
Construction and land development	1	—

Total charge-offs, real estate loans	199	—

Consumer loans:
Purchased indirect automobile	86	118
Other	1	—

Total charge-offs, consumer loans	87	118

Total charge-offs	286	118

Recoveries:
Real estate loans:
One-to four family	8	—

Total recoveries, real estate loans	8	—

Commercial and industrial	5	—

Consumer loans:
Purchased indirect automobile	18	20
Other	—	4

Total recoveries, consumer loans	18	24

Total recoveries	31	24

Net charge-offs	(255)	(94)

Allowance at end of period	$1,603	$1,200

Allowance to non-performing loans	67.64%	68.42%
Allowance to total loans outstanding at the end of the period	1.30%	1.05%
Net charge-offs to average total loans outstanding during the period	0.43%	0.16%

A provision of $432,000 was recorded for the six months ended June 30, 2010, an increase of $138,000 or 46.9% from $294,000 for the six months ended June 30, 2009. The provision for loan losses reflected net charge offs of $255,000 for the six months ended June 30, 2010, compared to $94,000 for the six months ended June 30, 2009. We used the same methodology in assessing the allowance for each period. We increased the impact of qualitative factors to reflect further deterioration in the economy during 2010, and the higher level of charge offs during the period which resulted in an increase in the general allowance for loan losses for most loan categories and larger provision for loan losses for the six months ended June 30, 2010 from June 30, 2009.

Noninterest Income. Noninterest income decreased $243,000 or 43.3% to $318,000 for the six months ended June 30, 2010 from $561,000 for the six months ended June 30, 2009. The decrease was primarily related to net gains on loan sales which decreased $285,000 to $9,000 for the six months ended June 30, 2010, compared to $294,000 for the same period in 2009. Gains on loan sales included the net decrease in fair value of mortgage servicing rights of $38,000 in 2010 and the net increase in fair value of mortgage servicing rights of $134,000 in 2009, a decrease of $172,000 primarily due to the larger volume of loans sales and increase in size of our mortgage servicing portfolio in 2009, and decreased in value in 2010. The loan sales were executed to generate additional liquidity and manage interest rate risk for the Bank. Losses on other than temporary impairment of equity securities decreased $33,000 to $6,000 for the six months ended June 30, 2010, compared to $39,000 for the same period in 2009. The other than temporary impairment of equity securities in 2010 and 2009 were related to our investment in common stock of other community banks, Fannie Mae and Freddie Mac common stock, and Shay Asset Management mutual funds.

Noninterest Expense. Noninterest expense increased $54,000 or 2.4% to $2.3 million for the six months ended June 30, 2010 from $2.2 million for the six months ended June 30, 2009. The increase in noninterest expense was primarily due to increases in compensation and benefits, professional fees and other noninterest expense of $66,000, $64,000 and $56,000, respectively for the six months ended June 30, 2010 compared to the same period in 2009. The increase in compensation and benefits was primarily due to higher benefit costs, including a new ESOP plan, and higher compensation costs related to a larger staff. The increases in professional fees and other noninterest expense were primarily due to the Company becoming a public company in 2010. Noninterest expense was also lower for the first half of 2009 as a result of a refund of state supervisory fees received of $34,000. These increases were partially offset by a decrease in FDIC insurance premiums of $53,000 for the six months ended June 30, 2010, compared to the same period in 2009, due to a special assessment of $74,000 charged in the second quarter of 2009.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $68,000 for the six months ended June 30, 2010 compared to $11,000 for the same period in 2009. The higher income tax benefit for the first half of 2010 reflects a higher pre-tax loss, compared to 2009.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities were $1.0 million and $476,000 for the six months ended June 30, 2010 and 2009, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash used in investing activities were $16.9 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, net cash provided by financing activities included $6.8 million in proceeds from issuance of common stock net of ESOP purchase of $628,000. Net cash provided by financing activities also consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by financing activities was $9.3 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.

The Bank is required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank’s actual ratios at June 30, 2010 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%. Accordingly, Harvard Savings Bank was categorized as well capitalized at June 30, 2010. Management is not aware of any conditions or events since the most recent notification that would change our category.

	June 30, 2010 Actual	December 31, 2009 Actual	Minimum Required

Tier 1 capital to average assets	9.98%	7.17%	4.00%
Tier 1 capital to risk-weighted assets	13.66%	10.29%	4.00%
Total capital to risk-weighted assets	14.91%	11.56%	8.00%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at June 30, 2010 and December 31, 2009 (in thousands).

	June 30, 2010	December 31, 2009

Commitments to fund loans	$13,375	$15,718
Standby letters of credit	125	388

Certificates of deposit that are scheduled to mature in less than one year from June 30, 2010 totaled $45.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest- earning assets:
Interest -earning deposits	$13,195	$46	1.39%	$8,119	$48	2.36%
Securities purchased under agreements to resell	3,235	11	1.36%	14,948	72	1.93%
Securities, tax-exempt	600	6	4.00%	683	8	4.69%
Securities, taxable	6,581	72	4.38%	8,885	105	4.73%
Loans	123,742	1,809	5.85%	114,630	1,788	6.24%
Federal Home Loan Bank stock	6,549	—	0.00%	6,549	—	0.00%

Total interest earning assets	153,902	1,944	5.05%	153,814	2,021	5.26%

Non-interest earning assets	12,150			11,416

Total assets	$166,052			$165,230

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$14,195	14	0.39%	$13,493	13	0.39%
NOW and money market accounts	31,559	44	0.56%	37,265	117	1.26%
Certificates of deposit	74,985	518	2.76%	69,398	618	3.56%
Brokered certificates of deposit	2,812	32	4.55%	2,825	33	4.67%
Federal Home Loan Bank advances	16,517	163	3.95%	22,742	243	4.27%

Total interest-bearing liabilities	140,068	771	2.20%	145,723	1,024	2.81%

Non-interest-bearing deposits	5,801			3,667
Other non-interest-bearing liabilities	3,810			3,339

Total liabilities	149,679			152,729
Equity	16,373			12,501

Total liabilities and equity	$166,052			$165,230

Net interest income		$1,173			$997

Interest rate spread			2.85%			2.44%

Net interest margin			3.05%			2.59%

Average interest earning assets to average interest-bearing liabilities			109.88%			105.55%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Three Months Ended June 30, 2010 Compared to 2009 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$4	$(6)	$(2)
Securities purchased under agreements to resell	(17)	(44)	(61)
Securities, tax-exempt	(1)	(1)	(2)
Securities, taxable	(7)	(26)	(33)
Loans	(79)	100	21

Total	(100)	23	(77)

Interest Expense:

Savings accounts	—	1	1
NOW and money market accounts	(57)	(16)	(73)
Certificates of deposit	(156)	56	(100)
Brokered certificates of deposit	—	(1)	(1)
Federal Home Loan Bank advances	(17)	(63)	(80)

Total	(230)	(23)	(253)

Increase (decrease) in net interest income	$130	$46	$176

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest- earning assets:
Interest -earning deposits	$11,647	$91	1.56%	$7,048	$82	2.33%
Securities purchased under agreements to resell	5,037	36	1.43%	13,195	128	1.94%
Securities, tax-exempt	639	14	4.38%	803	18	4.48%
Securities, taxable	6,572	148	4.50%	7,220	174	4.82%
Loans	119,976	3,584	5.97%	116,797	3,648	6.25%
Federal Home Loan Bank stock	6,549	—	0.00%	6,549	—	0.00%

Total interest earning assets	150,420	3,873	5.15%	151,612	4,050	5.34%

Non-interest earning assets	12,359			11,728

Total assets	$162,779			$163,340

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$14,149	27.38%		$13,328	29.44%
NOW and money market accounts	32,149	105.65%		35,410	247	1.40%
Certificates of deposit	73,619	1,026	2.79%	68,693	1,234	3.59%
Brokered certificates of deposit	2,812	64	4.55%	2,976	68	4.57%
Federal Home Loan Bank advances	17,021	333	3.91%	23,507	493	4.19%

Total interest-bearing liabilities	139,750	1,555	2.23%	143,914	2,071	2.88%

Non-interest-bearing deposits	5,308			3,597
Other non-interest-bearing liabilities	3,381			3,302

Total liabilities	148,439			150,813
Equity	14,340			12,527

Total liabilities and equity	$162,779			$163,340

Net interest income		$2,318			$1,979

Interest rate spread			2.92%			2.46%

Net interest margin			3.08%			2.61%

Average interest earning assets to average interest-bearing liabilities			107.63%			105.35%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Six Months Ended June 30, 2010 Compared to 2009 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(9)	$18	$9
Securities purchased under agreements to resell	(27)	(65)	(92)
Securities, tax-exempt	—	(4)	(4)
Securities, taxable	(11)	(15)	(26)
Loans	(170)	106	(64)

Total	(217)	40	(177)

Interest Expense:

Savings accounts	(4)	2	(2)
NOW and money market accounts	(121)	(21)	(142)
Certificates of deposit	(306)	98	(208)
Brokered certificates of deposit	—	(4)	(4)
Federal Home Loan Bank advances	(31)	(129)	(160)

Total	(462)	(54)	(516)

Increase (decrease) in net interest income	$245	$94	$339

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T – CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company has adopted interim disclosure controls and procedures designed to facilitate financial reporting. The Company’s interim disclosure controls currently consist of communications among the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These disclosure controls also contain certain elements of the Company’s internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered public accounting firm meet on a quarterly basis to discuss disclosure matters. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s interim disclosure controls and procedures as of the end of the period covered by this report and found them to be effective.

During the quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A.	Risk Factors

Not required for smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

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

HARVARD ILLINOIS BANCORP, INC.
Registrant

Date: August 12, 2010	/s/ Duffield J. Seyller III
Duffield Seyller III
President and Chief Executive Officer

/s/ Donn L. Claussen
Donn L. Claussen
Executive Vice President and Chief Financial Officer