Form 10-Q
period 2010-09-30
Harvard Illinois Bancorp, Inc.
filed 2010-11-12
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period the Registrant was required to submit and post such filings).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 12, 2010, 784,689 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD ILLINOIS BANCORP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$1,074	$973
Interest-bearing demand deposits in banks	3,079	2,594
Securities purchased under agreements to resell	7,850	11,800

Cash and cash equivalents	12,003	15,367

Interest-bearing deposits with other financial institutions	9,235	8,110
Available-for-sale securities	2,809	3,225
Held-to-maturity securities, at amortized cost (estimated fair value of $3,141 and $3,939 at September 30, 2010 and December 31, 2009, respectively)	2,904	3,789
Loans, net of allowance for loan losses of $1,675 and $1,426 at September 30, 2010 and December 31, 2009, respectively	120,145	108,895
Premises and equipment, net	3,653	3,652
Federal Home Loan Bank stock, at cost	6,549	6,549
Foreclosed assets held for sale	521	506
Accrued interest receivable	834	515
Deferred income taxes	1,300	1,231
Bank-owned life insurance	4,062	3,992
Mortgage servicing rights	364	398
Other	736	1,380

Total assets	$165,115	$157,609

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$3,557	$3,939
Savings, NOW and money market	45,043	47,047
Certificates of deposit	75,516	70,564
Brokered certificates of deposit	2,813	2,811

Total deposits	126,929	124,361

Federal Home Loan Bank advances	16,593	18,128
Advances from borrowers for taxes and insurance	194	415
Deferred compensation	2,152	2,096
Accrued interest payable	65	79
Other	647	215

Total liabilities	146,580	145,294

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 784,689 shares issued and outstanding	8	—
Additional paid-in capital	6,803	—
Unearned ESOP shares, at cost	(602)	—
Retained earnings	12,300	12,250
Accumulated other comprehensive income, net of tax	26	65

Total stockholders’ equity	18,535	12,315

Total liabilities and equity	$165,115	$157,609

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2010	2009	2010	2009

Interest and Dividend Income
Interest and fees on loans	$1,798	$1,731	$5,382	$5,379
Securities
Taxable	62	94	210	268
Tax-exempt	6	8	20	26
Securities purchased under agreements to resell	22	57	58	185
Other	41	39	132	121

Total interest and dividend income	1,929	1,929	5,802	5,979

Interest Expense
Deposits	596	692	1,818	2,270
Federal Home Loan Bank advances	155	225	488	718

Total interest expense	751	917	2,306	2,988

Net Interest Income	1,178	1,012	3,496	2,991

Provision for Loan Losses	190	754	622	1,048

Net Interest Income After Provision for Loan Losses	988	258	2,874	1,943

Noninterest Income
Customer service fees	56	61	186	179
Brokerage commission income	14	17	31	51
Net realized gains (losses) on loan sales	67	(29)	76	265
Net realized losses on sales of available-for-sale securities	—	—	(1)	(7)
Losses on other than temporary impairment of equity securities	(20)	(6)	(26)	(45)
Loan servicing fees	43	41	127	124
Bank-owned life insurance income, net	38	51	116	122
Other	3	3	10	10

Total noninterest income	201	138	519	699

Noninterest Expense
Compensation and benefits	596	525	1,820	1,683
Occupancy	132	110	380	395
Data processing	114	159	348	389
Professional fees	60	15	163	54
Marketing	20	29	64	91
Office supplies	8	11	37	41
Federal deposit insurance premiums	53	58	169	227
Indirect automobile servicing fees	31	52	102	164
Foreclosed assets, net	(14)	33	80	113
Other	89	41	229	125

Total noninterest expense	1,089	1,033	3,392	3,282

Income (Loss) Before Income Taxes	100	(637)	1	(640)

Provision (Benefit) for Income Taxes	19	(213)	(49)	(224)

Net Income (Loss)	$81	$(424)	$50	$(416)

Earnings Per Share:
Basic and diluted (Note 5)	$0.11	N/A	$0.07	N/A

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the nine months ended September 30, 2010 (unaudited)

Balance, January 1, 2010	$—	$—	$—	$12,250	$65	$12,315

Comprehensive income:

Net income	—	—	—	50	—	50

Change in unrealized appreciation on available-for-sale securities, net of tax benefit of $19	—	—	—	—	(39)	(39)

Total comprehensive income						11

Common stock issued in initial public offering, 784,689 shares, net of issuance costs of $1,030	8	6,809	—	—	—	6,817
Acquisition of ESOP shares	—	—	(628)	—	—	(628)
ESOP shares earned	—	(6)	26	—	—	20

Balance, September 30, 2010	$8	$6,803	$(602)	$12,300	$26	$18,535

For the nine months ended September 30, 2009 (unaudited)

Balance, January 1, 2009	$—	$—	$—	$12,512	$15	$12,527

Comprehensive loss:

Net loss	—	—	—	(416)	—	(416)

Change in unrealized appreciation on available-for-sale securities, net of tax expense of $36	—	—	—	—	69	69

Total comprehensive loss						(347)

Balance, September 30, 2009	$—	$—	$—	$12,096	$84	$12,180

See accompanying notes to unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2010	2009

Operating Activities
Net income (loss)	$50	$(416)
Items not requiring (providing) cash
Depreciation	153	161
Provision for loan losses	622	1,048
Amortization of premiums and discounts on securities	(13)	(10)
Deferred income taxes	(50)	(224)
Net realized gains on loan sales	(76)	(186)
Net realized losses on sales of available-for-sale securities	1	7
Loss on other than temporary impairment of equity securities	26	45
Loss on foreclosed assets held for sale	27	66
Bank-owned life insurance income, net	(116)	(65)
Originations of loans held for sale	(14,005)	(24,224)
Proceeds from sales of loans held for sale	14,115	24,410
ESOP compensation expense	20	—
Changes in
Accrued interest receivable	(319)	19
Other assets	690	(432)
Accrued interest payable	(14)	(46)
Deferred compensation	56	158
Other liabilities	432	58

Net cash provided by operating activities	1,599	369

Investing Activities
Net increase in interest-bearing deposits	(1,125)	(7,216)
Purchases of available-for-sale securities	(3,484)	(17)
Proceeds from the sales of available-for-sale securities	927	495
Proceeds from maturities and pay-downs of available-for-sale securities	2,892	1,427
Purchases of held-to-maturity securities	—	(4,460)
Proceeds from maturities and pay-downs of held-to-maturity securities	894	1,901
Net change in loans	(12,290)	9,319
Purchase of premises and equipment	(154)	(140)
Proceeds from sale of foreclosed assets	376	592

Net cash provided by (used in) investing activities	(11,964)	1,901

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(2,386)	5,435
Net increase (decrease) in certificates of deposit, including brokered certificates	4,954	(156)
Net decrease in advances from borrowers for taxes and insurance	(221)	(273)
Proceeds from Federal Home Loan Bank advances	2,456	4,928
Repayments of Federal Home Loan Bank advances	(3,991)	(11,214)
Proceeds from issuance of common stock, net of costs	6,817	—
Stock issuance from Employee Stock Ownership Plan purchase	(628)	—

Net cash provided by (used in) financing activities	7,001	(1,280)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,364)	990

Cash and Cash Equivalents, Beginning of Period	15,367	14,019

Cash and Cash Equivalents, End of Period	$12,003	$15,009

Supplemental Cash Flows Information
Interest paid	$2,320	$3,034
Income taxes paid	—	—
Foreclosed assets acquired in settlement of loans	418	156

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

The conversion referred to in Note 2 has been accounted for in accordance with accounting principles generally accepted in the United States of America (GAAP). Accordingly, the consolidated balance sheet as of December 31, 2009, the consolidated statements of operations for the three and nine months ended September 30, 2009, and consolidated statement of cash flows for the nine months ended September 30, 2009 are presented as results of Harvard Savings, MHC and its subsidiaries. The consolidated balance sheet as of September 30, 2010, the consolidated statement of operations for the three and nine months ended September 30, 2010, and consolidated statement of cash flows for the nine months ended September 30, 2010 are presented as results of the Company and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2010 and December 31, 2009, and the results of its operations for the nine month periods ended September 30, 2010 and 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 included as part of Harvard Illinois Bancorp, Inc.’s Form 10-K (File No. 000-53935) (2009 Form 10-K) filed with the Securities and Exchange Commission on May 14, 2010.

The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2009 Form 10–K.

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

Participants receive the shares at the end of employment. Because the Company’s stock is not traded on an established market, as of September 30, 2010, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

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

A summary of ESOP shares at September 30, 2010 is as follows (dollars in thousands):

Shares committed for release	2,544
Unearned shares	60,231

Total ESOP shares	62,775

Fair value of unearned ESOP shares	$422

Note 5:	Earnings Per Common Share (“EPS”)

Basic earnings per common share are presented for the periods beginning April 8, 2010, the date of conversion, to September 30, 2010. Income per share data is not presented for the three and nine months ended September 30, 2009, since there were no outstanding shares of common stock until the conversion on April 8, 2010. The factors used in the earnings per common share computation follow (dollars in thousands):

	Three Months Ended September 30, 2010	April 8, 2010 to September 30, 2010

Basic
Net income	$81	$49

Weighted average common shares outstanding	784,689	784,689
Less: Average unallocated ESOP shares	(60,655)	(61,291)

Average shares	724,034	723,398

Basic earnings per common share	$0.11	$0.07

There were no potential dilutive common shares for the period presented. There were no common shares outstanding prior to April 8, 2010.

Note 6:	Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $7,850 and $11,800 at September 30, 2010 and December 31, 2009. The agreements are over-collateralized by 102.5% with collateral consisting of securities guaranteed by the “full faith and credit” of the United States Government. The securities underlying the agreements are book-entry securities. All securities are delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. These agreements mature by notice by the Company or upon 30 days notice by the custodian. The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

At September 30, 2010 and December 31, 2009, agreements to resell securities purchased were outstanding with the following entities (in thousands):

	September 30, 2010	December 31, 2009

BCM High Income Fund, LP	$—	$5,350
HEC Opportunity Fund LLC	3,400	—
Coastal Securities	4,450	6,450

Total	$7,850	$11,800

Note 7:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
September 30, 2010:
U.S. government agencies	$1,329	$—	$—	$1,329
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	616	21	—	637
State and political subdivisions	372	—	—	372
Equity securities	453	18	—	471

	$2,770	$39	$—	$2,809

December 31, 2009:
U.S. Government and federal agency	$976	$32	$—	$1,008
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	1,105	29	—	1,134
State and political subdivisions	582	—	(2)	580
Equity securities	465	38	—	503

	$3,128	$99	$(2)	$3,225

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
September 30, 2010:
U.S. government agencies	$500	$54	$—	$554
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	32	1	—	33
Private-label residential	2,272	181	—	2,543
State and political subdivisions	100	1	—	101

	$2,904	$237	$—	$3,141

December 31, 2009:
U.S. Government agencies	$500	$35	$—	$535
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	43	—	—	43
Private-label residential	3,146	113	—	3,259
State and political subdivisions	100	2	—	102

	$3,789	$150	$—	$3,939

The Company held no securities at September 30, 2010 with a book value that exceeded 10% of total equity, with the exception of obligations of U.S. Treasury and U.S. government agencies and sponsored enterprises.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions.

The Company recorded other-than-temporary impairment on investments in FNMA and FHLMC common stock totaling $12 and $5 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, the Company held investments in FNMA and FHLMC common stock with amortized cost of $11 and $23, respectively. The investments in FNMA and FHLMC common stock are valued using available market prices. Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of September 30, 2010 and December 31, 2009.

The Company recorded an other-than-temporary impairment on the Shay Asset Management mutual funds included in equity securities in the amounts of $10 and $29 for the nine month periods ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, the Company held investments in the mutual funds with an amortized cost of $423 and $418, respectively. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of September 30, 2010 and December 31, 2009.

The Company recorded an other-than-temporary impairment on other equity securities of $4 and $11 for the nine month periods ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, the Company held investments in other equity securities with an amortized cost of $19 and $23, respectively. Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of September 30, 2010 and December 31, 2009.

Other than temporary impairment recorded for the nine month periods ended September 30, 2010 and 2009 totaled $26 and $45, respectively, as previously described.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $3,800 and $2,729 as of September 30, 2010 and December 31, 2009, respectively.

Gross gains of $1 and $0, and gross losses of $2 and $7, resulting from sales of available-for-sale securities were realized for the nine month periods ended September 30, 2010 and 2009, respectively.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2010, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$853	$853	$—	$—
One to five years	661	661	600	655
Five to ten years	187	187	2,304	2,486
After ten years	—	—	—	—

	1,701	1,701	2,904	3,141
Mortgage-backed securities	616	637	—	—
Equity securities	453	471	—	—

Totals	$2,770	$2,809	$2,904	$3,141

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at September 30, 2010 was $0, which is approximately 0% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are not other-than-temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
Equity securities	$—	$—	$—	$—	$—	$—

Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

Note 8:	Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated (in thousands).

	At September 30, 2010		At December 31, 2009
	Amount	Percent	Amount	Percent

Real estate loans:
One-to-four family	$49,955	41.00%	$53,733	48.43%
Home equity line of credit and other 2nd mortgage	11,717	9.62	12,315	11.10
Multifamily	1,438	1.18	175	0.16
Commercial	25,296	20.76	20,133	18.14
Farmland	2,961	2.43	459	0.41
Construction and land development	2,194	1.79	5,323	4.80

Total real estate loans	93,561	76.78	92,138	83.04

Commercial and industrial	5,519	4.53	6,557	5.91
Agriculture	15,494	12.72	778	0.70
Consumer loans:
Purchased indirect automobile	6,948	5.70	11,018	9.93
Other	327	0.27	469	0.42

Total consumer loans	7,275	5.97	11,487	10.35

Total loans	121,849	100.00%	110,960	100.00%

Deferred loan costs (fees)	(7)		(14)
Loans in process	(22)		(625)
Allowance for loan losses	(1,675)		(1,426)

Loans, net	$120,145		$108,895

Activity in the allowance for loan losses was as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009

Balance, beginning of period	$1,426	$1,000
Provision charged to expense	622	1,048
Losses charged off, net of recoveries of $38 and $25 for 2010 and 2009	(373)	(773)

Balance, end of period	$1,675	$1,275

Note 9:	Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $6,549 of Federal Home Loan Bank stock as of September 30, 2010 and December 31, 2009. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances. With regard to dividends, the FHLB is expected to continue to assess its dividend capacity each quarter and make appropriate request for approval. The FHLB has not declared any dividends on its common stock since the third quarter of 2007. Management performed an analysis as of September 30, 2010 and December 31, 2009 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 10:	Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009

Net unrealized losses on securities available-for-sale	$(85)	$53
Less reclassification adjustment for realized losses on sales of securities included in income	(1)	(7)
Less reclassification adjustment for loss on other than temporary impairment of equity securities	(26)	(45)

Other comprehensive income (loss), before tax effect	(58)	105
Less tax expense (benefit)	(19)	36

Other comprehensive income (loss)	$(39)	$69

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows (in thousands):

	September 30, 2010	December 31, 2009

Net unrealized gain on securities available-for-sale	$39	$97
Tax effect	(13)	(32)

Net-of-tax amount	$26	$65

Note 11:	Income Taxes

A reconciliation of income tax benefit at the statutory rate to the Company’s actual income tax benefit is shown below (in thousands):

	Nine Months Ended September 30,
	2010	2009

Computed at the statutory rate (34%)	$—	$(218)
Decrease resulting from
Tax exempt interest	(7)	(8)
Nondeductible expenses	1	1
State income taxes	—	—
Changes in deferred tax valuation allowance	—	(74)
Cash surrender value of life insurance	(39)	(42)
Other	(4)	117

Actual benefit	$(49)	$(224)

Tax benefit as a percentage of pre-tax loss	(4900.00)%	(35.00)%

Note 12:	Disclosures About Fair Value of Assets and Liabilities

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Available-for-sale securities:
US Government and federal agency	$1,329	$—	$1,329	$—
Mortgage-backed securities – GSE residential	637	—	637	—
State and political subdivisions	372	—	—	372
Equity securities	471	23	448	—

Mortgage servicing rights	364	—	—	364

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Available-for-sale securities:
US Government and federal agency	$1,008	$—	$1,008	$—
Mortgage-backed securities – GSE residential	1,134	—	1,134	—
State and political subdivisions	580	—	177	403
Equity securities	503	24	479	—

Mortgage servicing rights	398	—	—	398

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (in thousands):

	Available-for-sale Securities	Mortgage Servicing Rights

Balance, January 1, 2010	$403	$398

Total realized and unrealized gains and losses
Included in net income	—	(36)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(31)	2
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2010	$372	$364

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2010:

Impaired loans	$3,356	$—	$—	$3,356

December 31, 2009:

Impaired loans	$1,915	$—	$—	$1,915

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 (in thousands).

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$12,003	$12,003	$15,367	$15,367
Interest-bearing deposits	9,235	9,235	8,110	8,110
Available-for-sale securities	2,809	2,809	3,225	3,225
Held-to-maturity securities	2,904	3,141	3,789	3,939
Loans, net of allowance for loan losses	120,145	122,108	108,895	110,838
Federal Home Loan Bank stock	6,549	6,549	6,549	6,549
Interest receivable	834	834	515	515

Financial liabilities
Deposits	126,929	128,349	124,361	123,574
Federal Home Loan Bank advances	16,593	17,322	18,128	18,683
Advances from borrowers for taxes and insurance	194	194	415	415
Interest payable	65	65	79	79

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 13:	Commitments

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

Note 14:	Defined Benefit Retirement Plan

The Company has elected to freeze its defined benefit retirement plan. Effective July 1, 2010, all benefit accruals under the plan ceased.

Note 15:	Regulatory Matters

Effective September 2, 2010, the Board of Directors of the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”). The MOU, which is an informal enforcement action, requires the Company to take a number of actions, including among other things:

(1)	review the business plan of its subsidiary, Harvard Savings Bank, and provide the OTS with a written compliance report identifying any instances of Bank’s material non-compliance with its business plan and establishing a target date for correcting any such non-compliance or indicating that a new business plan will be submitted;

(2)	submit a capital plan (the “Capital Plan”) which shall include, among other things, a minimum tangible capital ratio commensurate with the Company’s consolidated risk profile, capital preservation strategies to achieve and maintain the Board-established minimum tangible equity capital ratio, operating strategies to achieve net income levels that will result in adequate cash flow throughout the term of the Capital Plan, and quarterly pro forma consolidated and unconsolidated financial statements for the period covered by the Capital Plan;

(3)	submit any material modifications to the Capital Plan to the OTS for its non-objection;

(4)	update the Capital Plan on an annual basis;

(5)	prepare and submit quarterly reports comparing projected operating results contained in the Capital Plan to actual results;

(6)	implement a risk management program which shall, among other things, appoint one or more individuals responsible for implementing and maintaining the program, clearly define the duties of the appointed individual(s), and identify the means and methods to be used to identify and monitor significant risks and trends impacting the Company’s consolidated risk and compliance profile;

(7)	to not declare or pay any dividends or purchase, repurchase, or redeem, or commit to purchase, repurchase, or redeem any Company stock without the prior written non-objection of the OTS; and

(8)	to not incur any additional debt at the holding company without the prior written non-objection of the OTS.

The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance, although compliance will be determined by the OTS and not by the Company. The requirements of the MOU will remain in effect until the OTS decides to terminate, suspend or modify it.

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

During recent years, in order to reduce our vulnerability to changes in interest rates and enhance our net interest spread, we increased our originations and purchases of commercial real estate and commercial and industrial loans, purchased indirect automobile loans, sold most of our fixed rate one- to four-family loan production, and increased our core deposits (which we consider to be deposits other than certificates of deposit). In connection with the continued execution of our business strategy, we hired a commercial loan officer with over 20 years of agricultural and commercial lending experience in the Harvard community, in December 2009. With this hire, we intended to, subject to economic, market and regulatory conditions, and have increased our origination of agricultural operating lines of credit and intermediate-term loans, and real estate loans for the purchase of farmland in our market area. Agricultural loans totaled $18.5 million or 15.2% of total loans at September 30, 2010, compared to $1.2 million or 1.1% of total loans at December 31, 2009.

As further discussed in Note 15 to the financial statements and footnotes included herein, the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”). Among other provisions, this informal enforcement action prohibits the Company from declaring or paying dividends, or repurchasing any Company stock without the prior written non-objection of the OTS. The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance. The requirements of the MOU will remain in effect until the OTS decides to terminate, suspend or modify it.

Our net income for the quarter ended September 30, 2010 was $81,000, compared to our net loss of $424,000 for the quarter ended September 30, 2009. The increase in net income was due to an increase in net interest income and noninterest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense and the provision for income taxes, respectively.

The following discussion compares the financial condition of Harvard Illinois Bancorp, Inc. and its wholly owned subsidiary, Harvard Savings Bank at September 30, 2010 to its financial condition at December 31, 2009, and the results of operations for the three months and nine months ended September 30, 2010 to the same periods in 2009. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets at September 30, 2010 increased $7.5 million or 4.8% to $165.1 million from $157.6 million at December 31, 2009. This increase was primarily the result of an increase in loans of $11.3 million during the nine months ended September 30, 2010 due to increases of $14.7 million, $2.5 million and $5.2 million in the agriculture, farmland and commercial real estate loan portfolios, respectively. These increases were partially offset by decreases of $3.8 million, $4.1 million and $3.1 million in the one-to-four family real estate, purchased indirect automobile, and construction and land development loan portfolios, respectively. This activity reflects the Company’s strategy to reduce asset duration and loan concentrations by expanding our commercial and agriculture lending activity to enhance yields and reduce concentrations in our residential mortgage and purchased indirect automobile loan portfolios. The Company hired an experienced agriculture lender in December 2009. The rate of increase of our agricultural and farmland loan growths have slowed significantly since the first quarter due in part to seasonal factors as many borrowers prefer to have their financing in place prior to the planting season. Substantially all the commercial and agriculture loan activity during 2010 were loans in our market area.

Cash and cash equivalents decreased $3.4 million or 21.9% to $12.0 million at September 30, 2010 from $15.4 million at December 31, 2009 primarily due to a decrease of $4.0 million in securities purchased under agreements to resell. Securities decreased $1.3 million or 18.5% to $5.7 million at September 30, 2010 from $7.0 million at December 31, 2010 due to maturities and pay-downs. The liquidity from these decreases was used to fund the loan growth and the increase of $1.1 million in interest-bearing deposits with other financial institutions.

Deposits increased $2.6 million or 2.1% to $126.9 million at September 30, 2010 from $124.4 million at December 31, 2009. Total equity increased by $6.2 million or 50.5% to $18.5 million at September 30, 2010 from $12.3 million at December 31, 2009. The increase largely resulted from the $6.8 million in cash proceeds on the sale of our common stock, net of the ESOP purchase of $628,000, and net income of $50,000 for the nine months ended September 30, 2010, partially offset by a decrease in accumulated other comprehensive income of $39,000 to a gain of $26,000. The increases in deposits and equity were due to our strategy to enhance our net interest margin while generating liquidity to fund our loan growth and reduce our Federal Home Loan Bank advances, which decreased by $1.5 million or 8.5% to $16.6 million at September 30, 2010 from $18.1 million at December 31, 2009. The increase in deposits was partially offset by a decrease in savings, NOW and money market accounts of $2.0 million primarily due to customers seeking higher yields in short-term certificate of deposit promotions.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General. Net income for the three months ended September 30, 2010 was $81,000, compared to net loss of $424,000 for the three months ended September 30, 2009, an increase in net income of $505,000. The increase in net income was due to an increase in net interest income of $166,000, an increase in noninterest income of $63,000 and a decrease in the provision for loan losses of $564,000, partially offset by increases in noninterest expense and the provision for income taxes of $56,000 and $232,000, respectively.

Interest and Dividend Income. Total interest and dividend income was unchanged at $1.9 million for the three months ended September 30, 2010 and 2009. Although average interest-earning assets increased $5.8 million to $153.8 million for the three months ended September 30, 2010 from $148.1 million for the same quarter in 2009, the average yield decreased 19 basis points to 5.02% from 5.21%. This decrease reflected a decline in the interest rate environment during the period. Interest and fees on loans increased $67,000 during the period as the average balance of loans increased $9.3 million to $123.4 million primarily due to agricultural lending activity, partially offset by the average yield on loans, which decreased 24 basis points to 5.83% from 6.07%. Interest income on securities and other interest-earning assets decreased $67,000 for the three months ended September 30, 2010 compared to the year ago period as average balances decreased $3.5 million, primarily to fund loan growth, and the average yield on those assets decreased 61 basis points to 1.72% from 2.33%, due to the lower interest rate environment.

Interest Expense. Total interest expense decreased $166,000 or 18.1% to $751,000 for the three months ended September 30, 2010 from $917,000 for the same period in 2009. Interest expense on deposit accounts decreased $96,000 or 13.9% to $596,000 for the three months ended September 30, 2010 from $692,000 for the same period in 2009. This decrease was primarily due to a decrease in interest expense on savings, NOW and money market accounts of $66,000, while interest expense on certificates of deposit and brokered certificate accounts decreased $30,000 during the period. The average balances of savings, NOW and money market accounts decreased $4.4 million while the cost of these deposits decreased 49 basis points to 0.42% during the three months ended September 30, 2010 from the three months ended September 30, 2009. The average balance in certificates of deposits and brokered certificates of deposit increased $8.9 million, with the cost of these deposits decreasing 53 basis points to 2.79% for the three months ended September 30, 2010 compared to the same period in 2009. The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and promotional events pricing, and the declining market interest rates for deposits.

Interest expense on Federal Home Loan Bank advances decreased $70,000 to $155,000 for the three months ended September 30, 2010 from $225,000 for the three months ended September 30, 2009. The average balance of advances decreased $4.7 million while the average cost of this funding decreased 47 basis points for the three months ended September 30, 2010 from the comparable period in 2009. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2010 compared to 2009.

Net Interest Income. Net interest income increased $166,000 or 16.4% to $1.2 million for the three months ended September 30, 2010 from $1.0 million for the three months ended September 30, 2009, primarily as a result of an increase in our net interest rate spread of 27 basis points to 2.87% from 2.60%. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 109.63% for the three months ended September 30, 2010 from 105.34% for the same period in 2009. Our net interest margin also increased to 3.06% from 2.73%. The increases in our net interest rate spread and net interest margin reflected the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to our interest-earning assets.

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

Based upon our evaluation of these factors, a provision of $190,000 was recorded for the three months ended September 30, 2010, a decrease of $564,000 or 74.8% from $754,000 for the three months ended September 30, 2009. The provision for loan losses reflected lower net charge offs of $118,000 for the three months ended September 30, 2010, compared to $679,000 for the three months ended September 30, 2009. The allowance for loan losses was $1.7 million, or 1.37% of total loans at September 30, 2010, compared to $1.4 million, or 1.29% of total loans at December 31, 2009. At September 30, 2010, we had identified substandard loans totaling $3.7 million, all of which were considered impaired, and established an allowance for loan losses of $339,000. At December 31, 2009, we considered all substandard loans totaling $3.8 million impaired and established an allowance for loan losses of $431,000. We used the same methodology in assessing the allowance for each period. We increased the impact of qualitative factors to reflect further deterioration in the economy during 2010, which resulted in an increase in the general allowance for loan losses for most loan categories.

For real estate loans secured by farmland and other agricultural loans for which we had little or no specific loss experience, we utilized loss factors associated with our commercial real estate and other commercial loans, respectively, until specific loss experience is determined.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of September 30, 2010 and December 31, 2009 (dollars in thousands).

	September 30, 2010			December 31, 2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Real estate loans:
One-to-four-family	$343	20.48%	41.00%	$504	35.34%	48.43%
Home equity line of credit and other 2nd mortgage	172	10.27	9.62	83	5.82	11.10
Multi-family	34	2.03	1.18	4	0.28	0.16
Commercial	586	34.99	20.76	437	30.65	18.14
Farmland	5	0.29	2.43	5	0.35	0.41
Construction and land development	43	2.57	1.79	74	5.19	4.80

Total real estate loans	1,183	70.63	76.78	1,107	77.63	83.04

Commercial and industrial	109	6.51	4.53	120	8.42	5.91

Agriculture	232	13.85	12.72	12	0.84	0.70

Consumer loans:
Purchased indirect automobile	148	8.84	5.70	183	12.83	9.93
Other	3	0.17	0.27	4	0.28	0.42

Total consumer loans	151	9.01	5.97	187	13.11	10.35

Unallocated	—	0.00	0.00	—	0.00	0.00

Total allowance for loan losses	$1,675	100.00%	100.00%	$1,426	100.00%	100.00%

Loan losses allocated to one-to-four-family real estate loans totaled $343,000 at September 30, 2010, a decrease of $161,000 from $504,000 at December 31, 2009 due to decreases in total one-to-four-family real estate loans outstanding, nonperforming loans in that category and impairment allowances associated with those loans. In addition, the allowance for these loans was offset by the priority obligation of our investor on loans sold with recourse in the secondary mortgage market totaling $70,000. Although the home equity line of credit and second mortgage loan portfolio decreased 4.9% during the nine months ended September 30, 2010, loan losses allocated to that portfolio increased $89,000 or 107.2% to $172,000 at September 30, 2010 due to increases in nonperforming loans in that category and impairment allowances associated with those loans, and a 67% increase in the allowance percentage assigned to non-classified loans in that category at September 30, 2010 to reflect the higher level of net charge-offs and impact of certain other qualitative factors.

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At September 30, 2010	At December 31, 2009

Non-accrual loans:
Real estate loans:
One-to four-family	$1,640	$1,857
Home equity lines of credit and other 2nd mortgage	105	11
Commercial	1,244	171
Construction and land development	450	—

Total real estate loans	3,439	2,039

Commercial and industrial	99	95
Consumer loans:
Purchased indirect automobile	8	27
Other	13	16

Total consumer loans	21	43

Total non-accrual loans	3,559	2,177

Accruing loans past due 90 days or more:
Real estate loans:
Home equity line of credit and other 2nd mortgage	—	50

Total real estate loans	—	50

Commercial and industrial	—	75
Consumer loans:
Purchased indirect automobile	—	18
Other	—	1

Total consumer loans	—	19

Total accruing loans past due 90 days or more	—	144

Total of nonaccrual and 90 days or more past due loans	3,559	2,321

Other real estate owned:
One-to four family	496	432

Total other real estate owned	496	432

Repossessed automobiles	25	74

Total non-performing assets	4,080	2,827

Troubled debt restructurings (not included in nonaccrual loans above)	—	947

Total non-performing assets and troubled debt restructurings	$4,080	$3,774

Total non-performing loans to total loans	2.92%	2.09%
Total non-performing assets to total assets	2.47%	1.79%
Total non-performing loans and troubled debt restructurings to total loans	2.92%	2.95%
Total non-performing assets and troubled debt restructurings to total assets	2.47%	2.39%

The decrease in nonaccrual one-to-four real estate loans is primarily due to the transfer of three loans to other real estate owned during the first nine months of 2010. Nonaccrual commercial real estate loans totaled $1.2 million at September 30, 2010, an increase of $1.1 million during 2010. One troubled debt restructuring, a commercial real estate loan secured by a retail strip mall located in McHenry County, in which only 25% of the mall is currently leased, was placed on nonaccrual in June 2010, although the loan has remained current based on the original terms and terms of all modifications. The loan had a balance of $688,000 at September 30, 2010, net of a partial charge-off in 2010 of $100,000. We consider the loan an impaired loan and have established an impairment allowance of $170,000, based on a new appraisal obtained in 2009 of $930,000, adjusted for certain factors. In September 2010, another commercial real estate loan secured by an owner-occupied retail strip center in McHenry County was placed on nonaccrual after the borrower stated that no more payments would be made and foreclosure proceedings were initiated. The loan has been determined to be impaired and had a balance of $386,000 at September 30, 2010, net of a partial charge-off taken in September 2010 of $95,000.

The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at September 30, 2010 and December 31, 2009 (in thousands). Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list.

	September 30, 2010	December 31, 2009

Watch loans	$2,338	$5,292
Special Mention loans	3,949	518
Substandard loans	3,695	3,755

Total watch list loans	$9,982	$9,565

In June 2010, a residential subdivision real estate loan with a balance at September 30, 2010 of $1.2 million was added to loans classified special mention. The loan is performing and has strong guarantor support, but no lots have been sold since the loan was originated in 2008, and the loan balance exceeds the value of the underlying collateral based on a new appraisal obtained in July 2010. In June 2010, a real estate loan participation with a balance at September 30, 2010 of $991,000, secured by a new senior assisted living center outside our market area, was also added to loans classified special mention. The loan is performing and has adequate guarantor support, but units leased as well as the average lease rate are short of the original projections for the project. The guarantors for both loans currently have adequate cash flow to amortize the loan over a reasonable term.

In September 2010, several loans with one customer, which were primarily secured by non-owner-occupied residential real estate totaling $1.3 million at September 30, 2010 were added to loans classified special mention after becoming 30 days delinquent. The loans have marginal collateral and cash flow support.

All three loan relationships were not on the watch loan list as of December 31, 2009.

Noninterest Income. Noninterest income increased $63,000 or 45.7% to $201,000 for the three months ended September 30, 2010 from $138,000 for the three months ended September 30, 2009. The increase was primarily related to net gains on loan sales which increased $96,000 to net gains of $67,000 for the three months ended September 30, 2010, compared to net losses of $29,000 for the same period in 2009. Proceeds from loan sales increased $2.8 million to $6.5 million for the three months ended September 30, 2010 from $3.7 million for the same period in 2009. Gains on loan sales included the net increase in fair value of mortgage servicing rights of $4,000 in 2010 and the net decrease in fair value of mortgage servicing rights of $55,000 in 2009, an increase of $59,000 primarily due to the significant increase in prepayment speeds during the quarter ended September 30, 2009 resulting from decreasing market interest rates for mortgage loans. The loan sales were executed to generate additional liquidity and manage interest rate risk for the Bank.

Noninterest Expense. Noninterest expense increased $56,000 or 5.4% to $1.1 million for the three months ended September 30, 2010 from $1.0 million for the three months ended September 30, 2009. Compensation and benefit expenses increased $71,000 or 13.5% to $596,000 in the 2010 period compared to $525,000 in the 2009 period. Compensation and benefit expenses were higher in 2010, in part, due to higher benefit plan costs, including the adoption of an ESOP plan, and higher costs associated with hiring additional accounting and lending personnel. Professional fees increased $45,000 to $60,000 for the three months ended September 30, 2010 from $15,000 for the same period in 2009. Other noninterest expense increased $48,000 to $89,000 for the three months ended September 30, 2010 from $41,000 for the quarter ended September 30, 2009. The increases in professional fees and other noninterest expense in 2010 were due primarily to the obligations of being a new public company, including substantial new public reporting obligations. These increases were partially offset by a decrease in losses on foreclosed assets, net of $47,000 to a net gain of $14,000 for the three months ended September 30, 2010 from a net loss of $33,000 for the same period in 2009, primarily due to the gain realized on the sale of one foreclosed single-family home in September 2010 of $37,000.

Provision (Benefit) for Income Taxes. The provision for income taxes was $19,000 for the three months ended September 30, 2010 compared to a benefit of $213,000 for the same period in 2009, an increase of $232,000. The higher income tax expense for the third quarter of 2010 reflected a higher level of pre-tax income, compared to 2009. The effective tax expense as a percent of pre-tax income was 19.0% for the three months ended September 30, 2010, compared to an effective tax benefit as a percent of pre-tax loss of 33.4% for the three months ended September 30, 2009.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General. Net income for the nine months ended September 30, 2010 was $50,000, compared to net loss of $416,000 for the nine months ended September 30, 2009, an increase of $466,000. The increase in net income was due to an increase in net interest income of $505,000 and a decrease in the provision for loan losses of $426,000, partially offset by an increase in noninterest expense of $110,000, and decreases in noninterest income and the benefit for income taxes of $180,000 and $175,000, respectively.

Interest and Dividend Income. Total interest and dividend income decreased $177,000 or 3.0% to $5.8 million for the nine months ended September 30, 2010 from $6.0 million for the same period in 2009. Average interest-earning assets increased $1.2 million to $151.6 million for the nine months ended September 30, 2010 from $150.4 million for the same period in 2009, and the average yield decreased 20 basis points to 5.10% from 5.30%. The decrease in the average yield reflected a decline in the interest rate environment during the period. Interest and fees on loans increased $3,000 during the period as the average balance of loans, which increased $5.2 million to $121.1 million primarily due to agricultural lending activity, more than offset the impact of the average yield on loans, which decreased 27 basis points to 5.92% from 6.19%. Interest income on securities and other interest-earning assets decreased $180,000 for the nine months ended September 30, 2010 compared to the year ago period as average balances decreased $4.1 million, as the Company generated liquidity to fund loans and reduce advances from the Federal Home Loan Bank during the period, and the average yield on those assets decreased 48 basis points to 1.84% from 2.32%, due to the lower interest rate environment.

Interest Expense. Total interest expense decreased $682,000 or 22.8% to $2.3 million for the nine months ended September 30, 2010 from $3.0 million for the same period in 2009. Interest expense on deposit accounts decreased $452,000 or 19.9% to $1.8 million for the nine months ended September 30, 2010 from $2.3 million for the same period in 2009. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $242,000 during the period while interest expense on savings, NOW and money market accounts decreased $210,000. Average savings, NOW and money market accounts decreased $3.1 million to $46.0 million while the cost of these deposits decreased 54 basis points to 0.52% during the nine months ended September 30, 2010 from the same period in 2009. The average balance in certificates of deposits and brokered certificates of deposit increased $6.1 million to $77.1 million between the nine months ended September 30, 2010 and 2009, respectively, while the cost of these deposits decreased 70 basis points to 2.83% during the same periods. The movement in deposit accounts was the result of our competitive pricing and promotional events pricing to increase our liquidity while decreasing our utilization of Federal Home Loan Bank advances. Interest expense on Federal Home Loan Bank advances decreased $230,000 to $488,000 for the nine months ended September 30, 2010 from $718,000 for the nine months ended September 30, 2009. The average balance of the advances decreased $5.8 million to $16.9 million for the nine months ended September 30, 2010 from the comparable period in 2009, while the average cost of the advances decreased 36 basis points to 3.86%. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances. The decrease in the cost of these funds was a reflection of the interest rate environment at that time.

Net Interest Income. Net interest income increased $505,000 or 16.9% to $3.5 million for the nine months ended September 30, 2010 from $3.0 million for the nine months ended September 30, 2009, primarily as a result of an increase in our net interest rate spread of 40 basis points to 2.91% from 2.51%. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 108.28% for the nine months ended September 30, 2010 from 105.34% for the same period in 2009. Our net interest margin also increased to 3.08% from 2.65%. The increases in our net interest rate spread and net interest margin reflected the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to our interest-earning assets.

Provision for Loan Losses

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	2010	2009

Allowance at beginning of period	$1,426	$1,000
Provision for loan losses	622	1,048
Charge-offs:
Real estate loans:
One-to four family	90	242
Home equity line of credit and other 2nd mortgage	25	—
Commercial	195	—
Construction and land development	2	162

Total charge-offs, real estate loans	312	404

Commercial and industrial	—	196

Consumer loans:
Purchased indirect automobile	98	198
Other	1	—

Total charge-offs, consumer loans	99	198

Total charge-offs	411	798

Recoveries:
Real estate loans:
One-to four family	12	—

Total recoveries, real estate loans	12	—

Commercial and industrial	5	—

Consumer loans:
Purchased indirect automobile	21	21
Other	—	4

Total recoveries, consumer loans	21	25

Total recoveries	38	25

Net charge-offs	(373)	(773)

Allowance at end of period	$1,675	$1,275

Allowance to non-performing loans	47.06%	48.11%
Allowance to total loans outstanding at the end of the period	1.37%	1.14%
Net charge-offs to average total loans outstanding during the period	0.41%	0.89%

A provision of $622,000 was recorded for the nine months ended September 30, 2010, a decrease of $426,000 or 40.6% from $1.0 million for the nine months ended September 30, 2009. The provision for loan losses reflected significantly lower net charge offs of $373,000 or 0.41% of average loans for the nine months ended September 30, 2010, compared to $773,000 or 0.89% of average loans for the nine months ended September 30, 2009. We used the same methodology in assessing the allowance for each period. We increased the impact of qualitative factors to reflect further deterioration in economic conditions adversely impacting the quality of the loan portfolio during 2010, which resulted in an increase in the general allowance for loan losses for most loan categories.

Noninterest Income. Noninterest income decreased $180,000 or 25.8% to $519,000 for the nine months ended September 30, 2010 from $699,000 for the nine months ended September 30, 2009. The decrease was primarily related to net gains on loan sales which decreased $189,000 to $76,000 for the nine months ended September 30, 2010, compared to $265,000 for the same period in 2009. Gains on loan sales included the net decrease in fair value of mortgage servicing rights of $34,000 in 2010 and the net increase in fair value of mortgage servicing rights of $79,000 in 2009, a decrease of $113,000 primarily due to the larger volume of loans sales and increase in size of our mortgage servicing portfolio in 2009, and decrease in value in 2010. Proceeds from loan sales decreased $10.3 million to $14.1 million for the nine months ended September 30, 2010 from $24.4 million for the same period in 2009. The loan sales were executed to generate additional liquidity and manage interest rate risk for the Bank. Losses on other than temporary impairment of equity securities decreased $19,000 to $26,000 for the nine months ended September 30, 2010, compared to $45,000 for the same period in 2009. The other than temporary impairment of equity securities in 2010 and 2009 were related to our investment in common stock of other community banks, Fannie Mae and Freddie Mac common stock, and Shay Asset Management mutual funds.

Noninterest Expense. Noninterest expense increased $110,000 or 3.4% to $3.4 million for the nine months ended September 30, 2010 from $3.3 million for the nine months ended September 30, 2009. The increase in noninterest expense was primarily due to increases in compensation and benefits, professional fees and other noninterest expense of $137,000, $109,000 and $104,000, respectively for the nine months ended September 30, 2010 compared to the same period in 2009. The increase in compensation and benefits was primarily due to higher benefit costs, including a new ESOP plan, and higher compensation costs related to a larger staff. The increases in professional fees and other noninterest expense were primarily due to the Company becoming a public company in 2010. These increases were partially offset by decreases in FDIC insurance premiums, indirect automobile servicing fees and losses on foreclosed assets, net of $58,000, $62,000 and $33,000, respectively for the nine months ended September 30, 2010, compared to the same period in 2009. The decrease in FDIC insurance premiums was due to a special assessment of $74,000 charged in the second quarter of 2009. The decrease in indirect automobile servicing fees was due to the decrease in our purchased indirect automobile loan portfolio which resulted from normal amortization, payoffs and our strategy to reduce our concentration in that portfolio under current market conditions. The decrease in losses on foreclosed assets, net in 2010 was primarily due to less repossession activity in our shrinking indirect auto loan portfolio.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $49,000 for the nine months ended September 30, 2010 compared to $224,000 for the same period in 2009. The higher income tax benefit for the nine months ended September 30, 2009 reflected a higher pre-tax loss of $640,000, compared to pre-tax income of $1,000 for the same period in 2010.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities were $1.6 million and $369,000 for the nine months ended September 30, 2010 and 2009, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities were $(12.0) million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, net cash provided by financing activities included $6.8 million in proceeds from issuance of common stock net of ESOP purchase of $628,000. Net cash provided by (used in) financing activities also consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by (used in) financing activities was $7.0 million and $(1.3) million for the nine months ended September 30, 2010 and 2009, respectively.

The Bank is required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank’s actual ratios at September 30, 2010 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%. Accordingly, Harvard Savings Bank was categorized as well capitalized at September 30, 2010. Management is not aware of any conditions or events since the most recent notification that would change our category.

	September 30, 2010	December 31, 2009	Minimum
	Actual	Actual	Required

Tier 1 capital to average assets	10.10%	7.17%	4.00%
Tier 1 capital to risk-weighted assets	13.97%	10.29%	4.00%
Total capital to risk-weighted assets	15.23%	11.56%	8.00%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2010 and December 31, 2009 (in thousands).

	September 30, 2010	December 31, 2009

Commitments to fund loans	$11,255	$15,718
Standby letters of credit	125	388

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2010 totaled $43.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest-earning assets:
Interest-earning deposits	$10,819	$41	1.52%	$6,923	$39	2.25%
Securities purchased under agreements to resell	6,579	22	1.34%	12,021	57	1.90%
Securities, tax-exempt	462	6	5.19%	682	8	4.69%
Securities, taxable	6,032	62	4.11%	7,784	94	4.83%
Loans	123,406	1,798	5.83%	114,102	1,731	6.07%
Federal Home Loan Bank stock	6,549	—	0.00%	6,549	—	0.00%

Total interest earning assets	153,847	1,929	5.02%	148,061	1,929	5.21%

Non-interest earning assets	12,198			11,426

Total assets	$166,045			$159,487

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$14,215	12	0.34%	$13,412	14	0.42%
NOW and money market accounts	31,327	36	0.46%	36,513	100	1.10%
Certificates of deposit	75,690	516	2.73%	66,776	546	3.27%
Brokered certificates of deposit	2,812	32	4.55%	2,825	32	4.53%
Federal Home Loan Bank advances	16,294	155	3.81%	21,036	225	4.28%

Total interest-bearing liabilities	140,338	751	2.14%	140,562	917	2.61%

Non-interest-bearing deposits	4,130			3,294
Other non-interest-bearing liabilities	2,994			2,976

Total liabilities	147,462			146,832
Equity	18,583			12,655

Total liabilities and equity	$166,045			$159,487

Net interest income		$1,178			$1,012

Interest rate spread			2.87%			2.60%

Net interest margin			3.06%			2.73%

Average interest earning assets to average interest-bearing liabilities			109.63%			105.34%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Three Months Ended September 30,
	2010 Compared to 2009
	Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(3)	$5	$2
Securities purchased under agreements to resell	(14)	(21)	(35)
Securities, tax-exempt	1	(3)	(2)
Securities, taxable	(13)	(19)	(32)
Loans	(63)	130	67

Total	(92)	92	—

Interest Expense:

Savings accounts	(3)	1	(2)
NOW and money market accounts	(51)	(13)	(64)
Certificates of deposit	(152)	122	(30)
Brokered certificates of deposit	—	—	—
Federal Home Loan Bank advances	(23)	(47)	(70)

Total	(229)	63	(166)

Increase (decrease) in net interest income	$137	$29	$166

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest-earning assets:
Interest-earning deposits	$11,371	$132	1.55%	$7,006	$121	2.30%
Securities purchased under agreements to resell	5,551	58	1.39%	12,804	185	1.93%
Securities, tax-exempt	580	20	4.60%	763	26	4.54%
Securities, taxable	6,408	210	4.37%	7,407	268	4.82%
Loans	121,120	5,382	5.92%	115,897	5,379	6.19%
Federal Home Loan Bank stock	6,549	—	0.00%	6,549	—	0.00%

Total interest earning assets	151,579	5,802	5.10%	150,426	5,979	5.30%

Non-interest earning assets	12,316			11,619

Total assets	$163,895			$162,045

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$14,171	39	0.37%	$13,356	43	0.43%
NOW and money market accounts	31,826	141	0.59%	35,777	347	1.29%
Certificates of deposit	74,310	1,542	2.77%	68,052	1,780	3.49%
Brokered certificates of deposit	2,812	96	4.55%	2,926	100	4.56%
Federal Home Loan Bank advances	16,867	488	3.86%	22,683	718	4.22%

Total interest-bearing liabilities	139,986	2,306	2.20%	142,794	2,988	2.79%

Non-interest-bearing deposits	4,914			3,496
Other non-interest-bearing liabilities	3,061			3,194

Total liabilities	147,961			149,484
Equity	15,934			12,561

Total liabilities and equity	$163,895			$162,045

Net interest income		$3,496			$2,991

Interest rate spread			2.91%			2.51%

Net interest margin			3.08%			2.65%

Average interest earning assets to average interest-bearing liabilities			108.28%			105.34%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Nine Months Ended September 30,
	2010 Compared to 2009
	Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(12)	$23	$11
Securities purchased under agreements to resell	(42)	(85)	(127)
Securities, tax-exempt	—	(6)	(6)
Securities, taxable	(24)	(34)	(58)
Loans	(52)	55	3

Total	(130)	(47)	(177)

Interest Expense:

Savings accounts	(7)	3	(4)
NOW and money market accounts	(171)	(35)	(206)
Certificates of deposit	(429)	191	(238)
Brokered certificates of deposit	—	(4)	(4)
Federal Home Loan Bank advances	(58)	(172)	(230)

Total	(665)	(17)	(682)

Increase (decrease) in net interest income	$535	$(30)	$505

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

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HARVARD ILLINOIS BANCORP, INC.
Registrant

Date: November 12, 2010	/s/ Duffield J. Seyller III
Duffield Seyller III
President and Chief Executive Officer

/s/ Donn L. Claussen
Donn L. Claussen
Executive Vice President and Chief Financial Officer