Form 10-K
period 2010-12-31
Harvard Illinois Bancorp, Inc.
filed 2011-03-30
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2010.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010, as reported by the OTC Bulletin Board, was approximately $6 million.

As of March 30, 2011, there was issued and outstanding 784,689 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels), either nationally or in our market areas, that are different than expected;

•	competition among depository and other financial institutions;

•	our ability to improve our asset quality even as we increase our non-residential lending;

•	our success in increasing our commercial real estate and commercial business lending, including agricultural lending;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of our financial instruments and real estate;

•	adverse changes in the securities markets;

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

The local economy has been significantly affected by the recession. McHenry and Grundy Counties’ and Illinois’ respective December 2010 unemployment rates were 8.4%, 12.0% and 8.8%, as compared to U.S. unemployment rate of 9.1%. In 2009, according to published sources, per capita income for McHenry and Grundy Counties were $34,218 and $27,938, respectively, and the median household incomes were $83,224 and $66,608, respectively, compared to per capita income for the United States and the State of Illinois of $27,277 and $28,587, respectively, and median household income of $54,719 and $60,823, respectively.

We face competition within our market area both in making loans and attracting deposits. Our market area has a significant concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2010, based on the most recent available FDIC data, our market share of deposits represented 1.1% and 3.2% of FDIC-insured deposits in McHenry and Grundy Counties, Illinois, respectively.

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

Lending Activities

Our principal lending activity is originating one- to four-family residential mortgage loans and, to a lesser extent, commercial real estate, commercial and industrial, home equity, construction, agricultural and other loans. Historically, we also have purchased a significant number of indirect automobile loans, although during 2008 we determined to substantially reduce our purchases due to loan concentration issues and economic conditions. In recent years, we have expanded and expect to continue to expand our commercial real estate and commercial and industrial loan portfolios in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. In addition, in December 2009, we hired an experienced agricultural lending officer and commenced an agricultural lending program. We have focused our efforts in this area on borrowers seeking loans in the $1.0 million or less range. As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which differentiates us from larger commercial banks in our primary market area. Subject to future market, economic and regulatory conditions, we expect commercial real estate and commercial and industrial lending and agricultural lending will continue to be an area of loan growth.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$45,556	39.60%	$53,733	48.43%
Home equity line of credit and other 2nd mortgage	11,388	9.90	12,315	11.10
Multi-family	1,431	1.24	175	0.16
Commercial	26,702	23.21	20,133	18.14
Farmland	3,622	3.15	459	0.41
Construction and land development	1,588	1.38	5,323	4.80

Total real estate loans	90,287	78.48	92,138	83.04

Commercial and industrial	4,751	4.13	6,557	5.91
Agriculture	13,735	11.94	778	0.70
Consumer loans:
Purchased indirect automobile	5,893	5.13	11,018	9.93
Other	372	0.32	469	0.42

Total consumer loans	6,265	5.45	11,487	10.35

Total loans	115,038	100.00%	110,960	100.00%

Deferred loan costs (fees)	(6)		(14)
Loans in process	(6)		(625)
Allowance for losses	(1,873)		(1,426)

Loans, net	$113,153		$108,895

Contractual Maturities and Interest Rate Sensitivity. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family Residential	HELOC & Other 2nd Mortgage	Multi- Family	Commercial Real Estate	Farmland	Construction & Land Development	Commercial & Industrial	Agriculture	Purchased Indirect Automobile	Other Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$1,322	$1,062	$—	$2,251	$—	$450	$1,308	$10,098	$451	$126	$17,068
More than one to two years	1,717	511	—	7,415	441	1,126	190	66	1,674	152	13,292
More than two to three years	1,646	1,019	988	5,823	1,007	—	1,014	1,285	2,049	47	14,878
More than three to five years	9,539	1,278	313	8,814	1,543	12	1,524	2,286	1,602	47	26,958
More than five to ten years	6,759	6,798	—	2,045	383	—	715	—	117	—	16,817
More than ten to fifteen years	3,912	720	—	166	—	—	—	—	—	—	4,798
More than fifteen years	20,661	—	130	188	248	—	—	—	—	—	21,227

Total	$45,556	$11,388	$1,431	$26,702	$3,622	$1,588	$4,751	$13,735	$5,893	$372	$115,038

The following table sets forth our fixed and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	One- to Four-Family Residential	HELOC & Other 2nd Mortgage	Multi- Family	Commercial Real Estate	Farmland	Construction & Land Development	Commercial & Industrial	Agriculture	Purchased Indirect Automobile	Other Consumer	Total
	(In thousands)
Interest rate terms on amounts due after one year:
Fixed-rate loans	$39,185	$1,512	$1,431	$22,651	$3,592	$1,138	$2,952	$3,637	$5,442	$246	$81,786
Adjustable-rate loans	5,049	8,814	—	1,800	30	—	491	—	—	—	16,184

Total	$44,234	$10,326	$1,431	$24,451	$3,622	$1,138	$3,443	$3,637	$5,442	$246	$97,970

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 25% of our total capital plus the allowance for loan losses. At December 31, 2010, our loan-to-one-borrower limit was approximately $4.9 million. Our largest loan totaled $2.6 million and was secured by a mortgage on an auto dealership in the Chicagoland area. At December 31, 2010, this loan was performing in accordance with its terms.

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

All one- to four-family residential loans up to $500,000, vacant land loans up to $250,000, and any consumer loans require approval of our loan committee consisting of three officers. All such loan approvals are reported at the next board meeting following said approval. All secured commercial loans, including agricultural loans, up to $1,500,000 and unsecured loans up to $250,000 must be approved by our commercial credit management committee, which currently consists of our Chief Executive Officer, Executive Vice President and our Vice President – Commercial Loan Officer. These approvals are reported at the next board meeting following said approval. All other loans must be approved by the board.

Generally, we require title insurance or title searches on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

One- to Four-Family Residential Real Estate Lending. The cornerstone of our lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2010, $45.6 million, or 39.60% of our total loan portfolio consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential loan balance was $96,000. Virtually all of the residential loans we originate are secured by properties located in our market area. See “—Originations, Sales and Purchases of Loans.”

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

During recent years, as a part of our asset/liability management policy, we have also originated seven-year balloon loans with up to 30-year amortization schedules secured by one- to four-family real estate. At December 31, 2010, we had $16.7 million of such loans.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on many of our adjustable-rate loans do not adjust for the first three to five years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2010, $5.0 million, or 11.08% of our one- to four-family residential loans, had adjustable rates of interest.

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

At December 31, 2010, we had $1.4 million of one- to four-family residential mortgage loans that were 60 days or more delinquent.

Commercial Real Estate Lending. In recent years, in an effort to enhance the yield and reduce the term to maturity of our loan portfolio, we have sought to increase our commercial real estate loans. At December 31, 2010, we had $26.7 million in commercial real estate loans, representing 23.21% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we intend to continue to focus on this kind of lending.

Most of our commercial real estate loans have balloon loan terms of three to ten years with amortization terms of 15 to 25 years and fixed interest rates. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. At December 31, 2010, our largest commercial real estate loan totaled $2.6 million and was secured by a mortgage on an automobile dealership outside our market area in Cook County, Illinois. At December 31, 2010, this loan was performing in accordance with its terms.

Set forth below is information regarding our commercial real estate loans at December 31, 2010

Type of Loan	Number of Loans	Balance
		(In thousands)

Auto Dealership	1	$2,561
Retail, Other	32	11,299
Industrial	4	776
Mixed Use	22	8,653
Other	7	3,413

Total	66	$26,702

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

Home Equity Lending. We originate variable-rate home equity lines-of-credit and, to a lesser extent, fixed- and variable-rate loans secured by liens on the borrower’s primary residence. Our home equity products are limited to 75% of the property value less any other mortgages. Prior to 2009, we originated home equity loans up to 90% of the property value to our customers where we serviced their first lien mortgage loan. As of December 31, 2010, we had no home equity loans that were originated at loan to value ratios above 90%. We use the same underwriting standards for home equity lines-of-credit and loans as we use for one- to four-family residential mortgage loans. Our home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal. The product has a rate ceiling of 18%. Our home equity line-of-credit loans originated in 2009 have a rate floor of 4 - 4.25%. In 2010, we increased the floor on these loans to 4.50%. We currently offer home equity loans with fixed-rate terms that amortize over a period of up to 15 years. Our home equity lines-of-credit provide for an initial draw period of up to five years, with monthly payments of interest calculated on the outstanding balance. At the end of the initial five years, the line may be paid in full or restructured at our then current home equity program.

At December 31, 2010, we had $11.4 million or 9.90% of total loans in home equity loans and outstanding advances under home equity lines and an additional $6.7 million of funds committed, but not advanced, under the home equity lines-of-credit. We intend to continue promoting the equity line-of-credit product as an important piece of our loan portfolio and to help us manage our asset/liability position.

Construction and Land Lending. We make construction loans to builders and developers for the construction of one- to four- and multi-family residential units and to individuals for the construction of their primary or secondary residence. We also make a limited amount of land loans to developers, primarily for the purpose of developing residential subdivisions.

At December 31, 2010, we had one outstanding one- to four-family construction loan commitment for $12,000.

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

We occasionally make loans to builders and developers “on speculation” to finance the construction of residential property. At December 31, 2010, we had no construction loan secured by a one- to four-family residential property built on speculation.

We also make construction loans for commercial development projects such as multi-family, apartment and other commercial buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 75%. At December 31, 2010, we had no construction loans outstanding which were secured by commercial property. At December 31, 2010, we also had one land development loan totaling $450,000 representing 0.39% of our total loan portfolio. This loan was to a developer on a commercial property in our market area.

We also make loans to builders and developers for the development of one- to four-family lots in our market area. These loans have terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 65% on raw land and up to 75% on developed building lots based upon an independent appraisal. We obtain personal guarantees for our land loans. At December 31, 2010, we had two land development loans totaling $1.1 million to builders/developers representing 0.98% of our total loan portfolio on residential development properties. These loans were located in our market area.

Loans to individuals for the construction of their residences typically run for up to seven months and then convert to permanent loans. These construction loans have rates and terms comparable to one- to four-family residential loans offered by us. During the construction phase, the borrower pays interest only at a fixed rate. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 75%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

The following table sets forth the composition of our portfolio of construction, land and land development loans by loan type at December 31, 2010.

	Number of Loans	Loans in Process	Net Principal Balance	Non-Performing
	(Dollars in thousands)

One-to-four- family construction	1	$—	$12	—
Non-residential construction	0	—	—	—
Residential land and land development	2	—	1,126	666
Non-residential land and land development	1	—	450	—

Total	4	$—	$1,588	666

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

We have significantly decreased our construction loan originations in light of adverse conditions in our local real estate market and economy.

Farmland. At December 31, 2010, our loans secured by farmland amounted to $3.6 million or 3.15% of the total loan portfolio. These loans are primarily secured by farmland located in our market area. Our adjustable rate farmland loans have interest rates that generally adjust every one, three or five years in accordance with a designated index and are generally amortized over 15-25 years. Our fixed rate farmland loans generally are for terms of up to 15 years, although many are amortized over longer periods, and include a balloon payment at maturity. Our lending policies on such loans generally limit the maximum loan-to-value ratio to 75% of the lesser of the appraised value or purchase price of the property.

While we may earn higher yields on agricultural mortgage loans than on single-family residential mortgage loans, agricultural-related lending involves a greater degree of risk than single-family residential mortgage loans because of the typically larger loan amounts and potential volatility in the market. In addition, repayments on agricultural loans are substantially dependent on the successful operation of the underlying business and the value of the property collateralizing the loan, both of which are affected by many factors, such as weather and changing market prices, outside the control of the borrower. Finally, some commentators believe that the recent sharp increases in farm land prices could make a price correction more likely.

Substantially all our farmland loans are underwritten to conform to agency guidelines to qualify for a government guarantee of up to 90% of the original loan amount, which in turn qualifies them to be sold to a variety of investors in the secondary market. Once the government guarantee is secured from Farmers Home Loan Administration, the guarantee covers up to 90% of any loss on the loan. We may sell into the secondary market longer-term fixed rate agricultural mortgage loans, which we service for the secondary market purchaser.

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

The following table sets forth the composition of our commercial and industrial loan portfolio by loan type at December 31, 2010. The balance set forth below do not include $1.4 million committed but undrawn lines of credit on commercial and industrial loans.

Type of Loan	Number of Loans	Balance
		(In thousands)

Industrial secured, term loan	3	$1,311
Industrial secured, line of credit	3	422
Retail secured, term loan	22	1,189
Retail secured, line of credit	13	587
Healthcare secured, term loan	6	716
Mixed use secured, term loan	13	246
Mixed use secured, line of credit	6	280

Total	66	$4,751

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

At December 31, 2010, our largest commercial and industrial loan relationship was $867,000 with a food manufacturing company in our market area. At December 31, 2010, those loans were performing in accordance with their terms.

Agricultural Lending. In December 2009, we hired a commercial loan officer with over 20 years of agricultural lending experience to increase our origination of agricultural operating lines of credit and intermediate-term loans. Our agricultural operating lines of credit generally have terms of one year and are secured by growing crops, livestock and equipment, and mortgages on the farmland. Our intermediate-term loans have terms of 2-7 years and will be secured by machinery and equipment. Generally these loans are extended to farmers in our market area for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The maximum term for equipment secured loans is tied to the useful life of the underlying collateral but cannot exceed 10 years. The interest rate is generally increased with respect to the longer terms loans due to the rate exposure of these loans. The amount of the commitment is based on management’s review of the borrower’s business plan, prior performance, marketability of crops, and current market prices. We examine recent financial statements and evaluate cash flow analysis and debt-to-net worth, and liquidity ratios. Loans for crop production generally require 75% or more crop insurance coverage. At December 31, 2010, we had $13.7 million in agriculture loans, representing 11.94% of our total loan portfolio.

The repayment of agricultural business loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices, increase in interest rates, and changes in weather conditions. These developments may result in smaller harvests and less income for farmers which may adversely affect such borrower’s ability to repay a loan. Many of our borrowers also have more than one agricultural business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on an agricultural commercial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.

The following table sets forth the composition of our agricultural loan portfolio by loan type at December 31, 2010.

	Number of Loans	Balance
		(In thousands)

Crop production secured, term loan	43	$3,851
Crop production secured, line of credit	56	7,092
Dairy and other livestock secured, term loan	9	1,207
Dairy and other livestock secured, line of credit	6	1,585

Total	114	$13,735

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

We perform semi-annual reviews of newly purchased loan files and review operational procedures as part of our internal audit function. We purchased no such loans in 2010 or 2009. At December 31, 2010, we had approximately $5.9 million of purchased indirect automobile loans outstanding, representing 5.13% of our gross loan portfolio. Included in the balance at December 31, 2010 was $1.7 million of automobile loans with no credit score or a credit score below 660 (which loans are considered by the FDIC to have certain features of subprime lending).

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances as well as the current slowing economy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. For the years ended December 31, 2010 and December 31, 2009, we had net charge-offs of $84,000 and $231,000, respectively, on consumer loans. At December 31, 2010 and 2009, we had nonperforming consumer loans of $34,000 and $62,000, respectively. At December 31, 2010, we had $71,000 of repossessed automobiles. In addition, on the same date, there were purchased indirect automobile loans totaling $127,000 and other consumer loans totaling $8,000 that were delinquent 30 days or more.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell certain of the loans we originate into the secondary market. We consider our own balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We generally do not make loan sale commitments until we receive a corresponding borrower commitment. To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2010, we serviced $65.2 million of loans held by other institutions.

From time to time, to diversify our risk, we purchase interests in various types of loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2010, we had $8.8 million in loan participation interests, only $1.3 million or 14.8% of which are in our market area.

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

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We generally do not forgive principal or interest on loans. We will modify the terms of loans to lower interest rates (which may be at below market rates), and/or to provide for longer amortization schedules (up to 40 years), and/or provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2010, we had two nonaccrual loans for $1.4 million that were classified as troubled debt restructurings.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2010			2009
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family	$1,708	$193	$1,206	$737	$967	$1,564
Home equity line of credit and other 2nd mortgage	121	44	60	73	169	61
Multi-family	—	—	—	—	—	—
Commercial	1,216	—	396	78	—	171
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	3,045	237	1,662	888	1,136	1,796
Commercial and industrial	—	77	—	—	—	75
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	70	24	33	89	45	46
Other	6	1	1	9	21	16

Total consumer loans	76	25	34	98	66	62

Total	$3,121	$339	$1,696	$986	$1,202	$1,933

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

In connection with the filing of our periodic reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list”

initially because of delinquency status, typically when a loan becomes 60 days past due and collection proceedings begin, or if a loan possesses weaknesses although currently performing. The watch list describes the action plan and nature and type of underlying collateral for each problem loan, as well as the date and amount of the most recent appraisal for real estate loans. Management reviews the status of each loan on our watch list on a monthly basis and then with the board of directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified substandard, unless the loan is well secured and in the process of collection.

On the basis of this review of our assets, our classified and special mention and other watch assets at the dates indicated were as follows:

	At December 31,
	2010	2009
	(In thousands)

Watch loans	$4,779	$5,292
Special mention assets	2,774	518
Substandard assets	4,041	4,261
Doubtful assets	—	—
Loss assets	—	—

Total watch and classified assets	$11,594	$10,071

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

	At December 31,
	2010	2009
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$1,206	$1,857
Home equity lines of credit and other 2nd mortgage	94	11
Multi-family	—	—
Commercial	1,082	171
Farmland	—	—
Construction and land development	666	—

Total real estate loans	3,048	2,039
Commercial and industrial	99	95
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	16	27
Other	1	16

Total consumer loans	17	43

Total nonaccrual loans	$3,164	$2,177

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$—
Home equity line of credit and other 2nd mortgage	—	50
Multi-family	—	—
Farmland	—	—
Commercial	—	—
Construction and land development	—	—

Total real estate loans	—	50
Commercial and industrial	—	75
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	17	18
Other	—	1

Total consumer loans	17	19

Total accruing loans past due 90 days or more	$17	$144

Total of non-accrual and 90 days or more past due loans	$3,181	$2,321

Other real estate owned:
One- to four-family	$696	$432
Commercial	—	—
Construction and land development	—	—

Total other real estate owned	$696	$432

Repossessed automobiles	71	74

Total non-performing assets	$3,948	$2,827

Troubled debt restructurings (not included in non-accrual loans above)(1)	—	947

Total non-performing assets, including troubled debt restructurings	$3,948	$3,774

Total non-performing loans to total loans	2.77%	2.09%
Total non-performing assets to total assets	2.35%	1.79%
Total non-performing loans, including troubled debt restructurings to total loans	2.77%	2.95%
Total non-performing assets, including troubled debt restructurings to total assets	2.35%	2.39%

(1)	Troubled debt restructurings included in nonaccrual loans totaled $1.4 million and $0 at December 31, 2010 and 2009, respectively.

Non-accrual one- to four-family real estate loans totaled $1.2 million at December 31, 2010 and consisted of three non-owner-occupied properties totaling $215,000 and twelve owner-occupied single-family homes totaling $991,000. All of the non-owner-occupied properties are located in Northern Illinois. A new appraisal was obtained for one of the properties in 2009, which is in the process of foreclosure. The appraisal resulted in a partial charge-off of $18,000 in 2009. We have established impairment allowances totaling $12,000 on the other nonperforming non-owner-occupied one- to four-family real estate loans at December 31, 2010.

All of the owner-occupied one- to four-family real estate loans are located in our market area. Nine of those twelve properties totaling $564,000 are in the process of collection. We have established impairment allowances for those loans of $27,000 at December 31, 2010, based on their original appraisals adjusted for certain factors, including evidence of housing price depreciation in our local market. The other three owner-occupied one- to four-family loans totaling $427,000 are in the process of foreclosure. New appraisals were obtained on those loans which resulted in partial charge-offs of $33,000 in 2010. We have established impairment allowances of $21,000 on those loans at December 31, 2010.

Nonaccrual commercial real estate loans totaled $1.1 million at December 31, 2010. One troubled debt restructuring, a commercial real estate loan secured by a retail strip mall located in McHenry County, in which only 25% of the mall is currently leased, was placed on nonaccrual in June 2010. The loan had a balance of $688,000 at December 31, 2010, net of a partial charge-off in 2010 of $100,000. We have established an impairment allowance of $162,000, based on a new appraisal, adjusted for certain factors. In September 2010, another commercial real estate loan secured by an owner-occupied retail strip center in McHenry County was placed on nonaccrual after the borrower stated that no more payments would be made and foreclosure proceedings were initiated. The loan has been determined to be impaired and had a balance of $386,000 at December 31, 2010, net of a partial charge-off taken in 2010 of $95,000. We have established an impairment allowance of $12,000 on that loan at December 31, 2010.

In December 2010, a residential subdivision real estate loan with a balance at December 31, 2010 of $666,000 was refinanced in a troubled debt restructuring. No lots have been sold since the loan was originated in 2008, and the loan balance exceeded the value of the underlying collateral based on a new appraisal obtained in July 2010. The restructuring resulted in a partial charge-off of $42,000 in December 2010, and we have established an impairment allowance of $275,000 on the restructured loan at December 31, 2010.

At December 31, 2010, we had $127,000 of purchased indirect automobile loans that were past due 30 days or more, including $33,000 that were classified as non-performing loans. We have established allowances of $32,000 on those loans at December 31, 2010.

Other nonperforming loans totaled $194,000 at December 31, 2010. We have established impairment allowances of $36,000 on those loans at December 31, 2010.

Other real estate owned totaled $696,000 at December 31, 2010, which consisted of eight single-family homes in our market area. The properties are carried at estimated fair value less costs to sell, based upon new appraisals obtained in 2009-2010. In addition, we had $71,000 of repossessed automobiles at December 31, 2010.

Interest income that would have been recorded for the year ended December 31, 2010, had nonaccruing loans been current according to their original terms amounted to $81,000. Interest of $169,000 was recognized on these loans and is included in net income for the year ended December 31, 2010.

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

Substantially all of our loans are secured by collateral. At December 31, 2010, 78.48% of our loan portfolio was secured by real estate including 50.74% that was secured by residential real estate. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using the original independent appraisal, adjusted for current economic conditions and other factors, and related general or specific reserves are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Allowance at beginning of year	$1,426	$1,000
Provision for loan losses	904	1,147
Charge offs:
Real estate loans
One- to four-family	111	286
Home equity line of credit and other 2nd mortgage	35	18
Multi-family	—	—
Commercial	205	—
Farmland	—	—
Construction and land	44	162

Total charge-offs, real estate loans	395	466

Commercial and industrial	—	196
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	110	265
Other	1	2

Total charge-offs, consumer loans	111	267

Total charge-offs	506	929

Recoveries:
Real estate loans
One- to four-family	17	3
Home equity line of credit and other 2nd mortgage	—	—
Multi-family	—	—
Commercial	—	158
Farmland	—	—
Construction and land	—	9

Total recoveries, real estate loans	17	170

Commercial and industrial	5	2
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	27	32
Other	—	4

Total recoveries, consumer loans	27	36

Total recoveries	49	208

Net charge-offs	(457)	(721)

Allowance at end of year	$1,873	$1,426

Allowance for loan losses to total non-performing loans, including troubled debt restructurings	58.88%	43.64%
Allowance to nonperforming loans	58.88%	61.44%
Allowance to total loans outstanding at the end of the period	1.63%	1.29%
Net charge-offs (recoveries) to average (annualized) loans outstanding during the year	0.38%	0.63%

The allowance as a percent of total loans increased to 1.63% at December 31, 2010 from 1.29% at December 31, 2009, primarily due to the impact of qualitative factors to reflect further deterioration in the economy, and higher levels of impaired loans, and a significant increase in agriculture loans in 2010. Loan categories experiencing the most charge-offs in 2010 involved owner-occupied one- to four-family residential real estate, commercial real estate, and purchased indirect automobile loan categories.

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

	At December 31,
	2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$352	18.79%	39.60%	$504	35.34%	48.43%
Home equity line of credit and other 2nd mortgage	150	8.01	9.90	83	5.82	11.10
Multi-family	34	1.82	1.24	4	0.28	0.16
Commercial	629	33.58	23.21	437	30.65	18.14
Farmland	5	0.26	3.15	5	0.35	0.41
Construction and land development	291	15.54	1.38	74	5.19	4.80

Total real estate loans	1,461	78.00	78.48	1,107	77.63	83.04
Commercial and industrial	97	5.18	4.13	120	8.42	5.91
Agriculture	206	11.00	11.94	12	0.84	0.70
Consumer loans:
Purchased indirect automobile	105	5.61	5.13	183	12.83	9.93
Other	4	0.21	0.32	4	0.28	0.42

Total consumer loans	109	5.82	5.45	187	13.11	10.35
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$1,873	100.00%	100.00%	$1,426	100.00%	100.00%

At December 31, 2010, our allowance for loan losses represented 1.63% of total loans and 58.88% of nonperforming loans. The allowance for loan losses increased to $1.9 million at December 31, 2010 from $1.4 million at December 31, 2009, due to a provision for loan losses of $904,000, offset by net charge-offs of $457,000.

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

With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, we held no securities at December 31, 2010, that exceeded 10% of our total stockholders’ equity.

U.S. Government and Federal Agency Obligations. At December 31, 2010, our U.S. Government and federal agency securities portfolio totaled $4.1 million. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At December 31, 2010, our mortgage-backed securities portfolio totaled $590,000. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Harvard Savings Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

Collateralized Mortgage Obligations. Collateralized mortgage obligations are backed by mortgages but differ from pass through mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. The collateralized mortgage obligations in our portfolio have been packaged by U.S. financial institutions. We invest only in seasoned AAA-rated senior CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of one to ten years with no change in market interest rates. At December 31, 2010, our CMO portfolio, which are all classified held-to-maturity and still rated AAA, had a book value and fair value of $1.9 million and $2.1 million, respectively.

State and Political Subdivision Debt Securities. At December 31, 2010, our state and political subdivision securities portfolio totaled $472,000. We have purchased bank-qualified general obligation and revenue bonds of certain state and political subdivisions which provide interest income that is exempt from federal income taxation. Our investment policy permits purchases of these securities so long as they are rated in the top three investment grades, with maximum term to maturity and duration of 15 and ten years, respectively.

Mutual Funds and Other Equity Securities. Purchases of mutual funds and other equity securities are not permitted by our current investment policy; however, such purchases were permitted prior to 2009. At December 31, 2010, our mutual fund portfolio totaled $436,000, all of which was classified as available-for-sale and all of which was invested in two Shay Asset Management mutual funds, the AMF Ultra Short Mortgage Fund and AMF Ultra Short Fund. Both funds invest primarily in mortgage-related securities. For the years ended December 31, 2010 and 2009, we recognized a loss for other-than-temporary impairment on our mutual funds of $11,000 and $35,000, respectively, due to a decline in the fair value of these funds below our cost.

At December 31, 2010, we held common stock of Fannie Mae and Freddie Mac and community banks with a total fair value of $35,000, all of which were classified as available-for-sale. For the years ended December 31, 2010 and 2009, we recognized a loss for other-than-temporary impairment on these equity securities of $16,000 and $24,000, respectively, due to a decline in fair value below our cost.

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $6.5 million at December 31, 2010. The common stock of such entity is carried at cost and classified as restricted equity securities.

On October 10, 2007, the Federal Home Loan Bank of Chicago entered into a consensual cease and desist order with the Federal Housing Finance Board, now known as the Federal Housing Finance Agency. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Federal Home Loan Bank of Chicago receives the prior approval of the Director of the Office of Supervision of the Federal Housing Finance Agency. The order also provides that dividend declarations are subject to the prior written approval of such Director and required the Federal Home Loan Bank of Chicago to submit a Capital Structure Plan to the Federal Housing Finance Agency. As of December 31, 2010, the Federal Home Loan Bank of Chicago had not paid any dividends since the order was issued and it had not received approval of a Capital Structure Plan. In July 2008, the Federal Housing Finance Agency amended the order to permit the Federal Home Loan Bank of Chicago to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the order. Our Federal Home Loan Bank of Chicago common stock is not newly-issued and is not affected by this amendment.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System could have materially lower regulatory capital levels due to the application of certain accounting rules and asset quality issues. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Chicago, could be substantially diminished or reduced to zero. Our FHLBC common stock is accounted for in accordance with the AICPA Statement of Position (“SOP”) No. 01-6, Accounting by Certain Entities that Lend to or Finance the Activities of Others, as codified within ASC Topic 942. ASC Topic 942 provides that, for impairment testing purposes, the value of long term investments such as our Federal Home Loan Bank of Chicago common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Management performed an analysis as of December 31, 2010, and deemed its investment in Federal Home Loan Bank stock was not other than temporarily impaired. However, if future events give rise to substantial doubt about the ultimate recoverability of the par value of our Federal Home Loan Bank of Chicago common stock, this investment could be deemed to be other-than-temporarily impaired, and the impairment loss that we would be required to record would cause our earnings to decrease by the after-tax amount of the impairment loss.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. The purchase of bank-owned life insurance is limited as outlined in the Interagency Statement on the Purchase and Risk Management of Life Insurance (“Statement”), which highlights five areas of guidance for use by institutions in the purchase and ongoing risk management of bank-owned life insurance (“BOLI”). These areas include a comprehensive risk management process, effective senior management and board oversight, policies and procedures with risk limits, sound pre-purchase analysis, and an ongoing monitoring of BOLI risks. The Statement also recommends limiting BOLI holdings to 25% or less of Tier 1 capital. We performed a comprehensive pre-purchase analysis prior to the purchase of our BOLI assets. Our Board of Directors has adopted policies and procedures that prohibit our purchase of additional BOLI until our holdings decrease to 25% or less of Tier 1 capital and the value of policies, and limits our BOLI holdings from any one insurance carrier to 15% of Tier 1 capital. As of December 31, 2010, we held approximately $4.1 million in cash surrender value of life insurance issued by six separate insurance companies, which totaled 24% of Tier 1 capital. We also conduct an annual risk assessment and monitor the performance of our insurance carriers on a regular basis.

Securities Purchased Under Agreements to Repurchase. At December 31, 2010, we held securities under agreements to repurchase totaling $13.9 million. These agreements represent a short-term cash investment alternative. These agreements are over-collateralized at 103% with collateral consisting of securities guaranteed by the “full faith and credit” of the United States Government.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated. Securities available for sale are carried at fair value, while securities held to maturity are carried at amortized cost.

	At December 31,
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities available for sale:
U.S. Government and federal agency	$3,600	$3,562	$976	$1,008
Mortgage-backed (1)	545	560	1,105	1,134
State and political subdivisions	372	372	582	580

Total debt securities	4,517	4,494	2,663	2,722
Shay Asset Management mutual funds	425	436	418	427
Other equity securities (2)	30	35	47	76

Total equity securities	455	471	465	503

Total available for sale	$4,972	$4,965	$3,128	$3,225

Securities held to maturity:
U.S. Government and federal agency	$500	$545	$500	$535
Mortgage-backed (1)	30	30	43	43
Collateralized mortgage obligations, privately issued	1,918	2,070	3,146	3,259
State and political subdivisions	100	100	100	102

Total securities held to maturity	$2,548	$2,745	$3,789	$3,939

Total	$7,520	$7,710	$6,917	$7,164

(1)	All mortgage-backed securities held were issued by government sponsored enterprises.
(2)	Other equity securities include Freddie Mac and Fannie Mae common stock, and shares in other financial institutions.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2010. Securities held to maturity are carried at amortized cost, and securities available for sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Equity Securities		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and federal agency	$—	—%	$1,789	0.61%	$1,811	2.79%	$—	—%	$—	—%	$3,600	1.71%
Mortgage-backed (1)	—	—	—	—	102	4.45	443	2.58	—	—	545	2.93
State and political subdivisions	33	5.00	152	5.00	187	5.00	—	—	—	—	372	5.00

Total debt securities	33	5.00	1,941	0.95	2,100	3.07	443	2.58	—	—	4,517	2.13

Shay Asset Management mutual funds	—	—	—	—	—	—	—	—	425	2.36	425	2.36
Other equity securities (2)	—	—	—	—	—	—	—	—	30	1.32	30	1.32

Total equity securities	—	—	—	—	—	—	—	—	—	2.29	455	2.29

Total securities available for sale	$33	5.00%	$1,941	0.95%	$2,100	3.07%	$443	2.58%	$455	2.29%	$4,972	2.14%

Securities held to maturity:
U.S. Government and federal agency	$—	—%	$500	4.00%	$—	—%	$—	—%	$—	—%	$500	4.00%
Mortgage-backed (1)	—	—	—	—	30	3.26	—	—	—	—	30	3.26
Collateralized mortgage obligations, privately issued	—	—	—	—	1,795	5.41	123	8.83	—	—	1,918	5.63
State and political subdivisions	100	3.40	—	—	—	—	—	—	—	—	100	3.40

Total securities held to maturity	100	3.40	500	4.00	1,825	5.37	123	8.83	—	—	2,548	5.19

Total	$133	3.80%	$2,441	1.58%	$3,925	4.14%	$566	3.94%	$455	2.29%	$7,520	3.18%

(1)	All mortgage-backed securities held were issued by government sponsored enterprises.
(2)	Other equity securities include Freddie Mac and Fannie Mae common stock, and shares in other financial institutions.

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We occasionally utilize brokered deposits to fund our operations based on our analysis of available rates and maturities, alternative sources of funds and investment opportunities. At December 31, 2010, the Bank had $1.5 million of brokered deposits that mature in November 2012. The Bank anticipates that it can renew or replace those deposits at competitive rates.

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2010			2009
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Demand deposit accounts	$4,156	3.13%	—%	$3,939	3.17%	—%
NOW accounts	17,081	12.88	0.29	13,782	11.08	0.52
Savings accounts	14,963	11.28	0.29	13,621	10.95	0.38
Money market accounts	15,893	11.98	0.45	19,644	15.80	0.94
Certificates of deposit	79,030	59.59	2.42	70,564	56.74	2.92
Broker certificates of deposit	1,499	1.13	5.00	2,811	2.26	4.52

Total deposits	$132,622	100.00%	1.62%	$124,361	100.00%	2.01%

As of December 31, 2010, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $27.3 million. The following table sets forth the maturity of these certificates as of December 31, 2010.

Certificates of Deposit
(In thousands)

Three months or less	$4,116
Over three through six months	2,094
Over six through twelve months	4,505
Over twelve months	16,632

Total	$27,347

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2010	2009
	(In thousands)

Less than 2%	$40,033	$17,980
2.00% - 2.99%	14,836	22,740
3.00% - 3.99%	16,497	16,564
4.00% - 4.99%	6,787	12,935
5.00% - 5.99%	2,376	3,156

Total	$80,529	$73,375

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2010.

	At December 31, 2010
	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)

Less than 2%	$21,357	$13,603	$5,073	$—	$—	$—	$40,033	49.71%
2.00% - 2.99%	994	9,609	579	3,654	—	—	14,836	18.42
3.00% - 3.99%	8,480	238	—	2,362	5,417	—	16,497	20.49
4.00% - 4.99%	4,377	2,101	103	91	114	1	6,787	8.43
5.00% - 5.99%	2,340	36	—	—	—	—	2,376	2.95

Total	$37,548	$25,587	$5,755	$6,107	$5,531	$1	$80,529	100.00%

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

	At or for the Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Federal Home Loan Bank advances:
Balance at end of year	$13,653	$18,128
Average balances outstanding during the year	16,534	21,630
Maximum balance outstanding at any month end	17,846	24,814
Weighted average interest rate during the year	3.75%	4.19%
Weighted average interest rate at the end of year	3.62%	3.77%

The following table sets forth certain information regarding our borrowed funds that mature in one year or less. Average balances are predominantly derived from daily balances, and to a lesser extent, from month end balances. Management does not believe that the limited use of month end balances rather than daily balances has caused any material differences in the information presented.

	At or for the Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Federal Home Loan Bank advances:
Balance at end of year	$3,638	$6,931
Average balances outstanding during the year	5,765	8,716
Maximum balance outstanding at any month end	6,931	12,315
Weighted average interest rate during the year	3.84%	3.82%
Maximum balance outstanding at any month end	4.42%	3.47%

Subsidiary and Other Activities

Harvard Illinois Bancorp, Inc. owns 100% of the outstanding shares of common stock of Harvard Savings Bank. Harvard Savings Bank has no subsidiaries.

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

The Illinois Department of Financial and Professional Regulation has established a schedule for the assessment of “supervisory fees” for all Illinois savings banks to fund the operations of the Illinois Department of Financial and Professional Regulation. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Department of Financial and Professional Regulation. The Illinois Department of Financial and Professional Regulation also assesses fees for examinations conducted by the Illinois Department of Financial and Professional Regulation’s staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2010, Harvard Savings Bank paid approximately $22,000 in supervisory fees and $20,000 in examination fees. The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Under the Dodd-Frank Act, the Office of Thrift Supervision, which currently regulates savings and loan holding companies such as Harvard Illinois Bancorp, Inc., will be eliminated. Responsibility for the regulation and supervision of savings and loan holding companies will be transferred to the Federal Reserve Board, which currently supervises bank holding companies. Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension.

Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Harvard Savings Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, establishes rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Harvard Savings Bank and Harvard Illinois Bancorp, Inc.

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

Branching and Interstate Banking. The establishment of branches by Harvard Savings Bank is subject to approval of the Illinois Department of Financial and Professional Regulation and Federal Deposit Insurance Corporation and geographic limits established by state laws. Federal law facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things, (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, subject to the right of individual states to “opt out” of this authority, and (iii) the establishment of de novo branches on an interstate basis provided that the law of the host state authorizes banks chartered by it to similarly branch within its borders.

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

Insurance of Deposit Accounts. Deposit accounts in Harvard Savings Bank are insured by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. In view of the recent economic crisis, the Federal Deposit Insurance Corporation temporarily increased the general individual deposit insurance available on deposit accounts from $100,000 to $250,000. The Dodd-Frank Act made that level of coverage permanent. In addition, pursuant to a provision of the Dodd-Frank Act, certain non-interest-bearing transaction accounts are fully insured, regardless of the dollar amount, until December 31, 2012.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance against all depository institutions. That assessment is based on the risk presented by the institution to the Deposit Insurance Fund, as measured by the FDIC’s assessment system. The FDIC first establishes an institution’s initial base assessment rate. That initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities and brokered deposits. The total adjusted assessment rate ranges from 7 to 77.5 basis points of the institution’s assessable deposits.

On May 22, 2009, in view of stress on the Deposit Insurance Fund, the Federal Deposit Insurance Corporation issued a final rule that imposed a special five basis point assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, on June 30, 2009. That was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits.

The Federal Deposit Insurance Corporation also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. That pre-payment, which was due on December 30, 2009, amounted to $773,000 for Harvard Savings Bank. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter. The assessment rate for 2011 and 2012 was assumed to have increased an additional three basis points. In addition, a deposit institution’s assessment for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate through the end of 2012. The pre-payment has been recorded as a prepaid expense at December 31, 2009 and will be amortized to expense as used.

Most recently, the Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its assessment procedures to base it on average total assets less tangible capital, rather than deposits. The FDIC has issued a final rule that will implement that directive effective April 1, 2011.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund that increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program. This program had two components. One guaranteed newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009, later extended until October 31, 2009. The Federal Deposit Insurance Corporation would pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until no later than December 31, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. We opted to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provided full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009, later extended until December 31, 2010. A fee was charged for that coverage. We opted to participate in this component of the Temporary Liquidity Guarantee Program. The Dodd-Frank Act extended unlimited coverage for certain non-interest bearing transaction accounts from January 1, 2011 through December 31, 2012. There is no opportunity to opt out of that extension and the cost of the unlimited coverage is part of the usual deposit insurance assessment.

Federal Home Loan Bank System. Harvard Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Harvard Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2010, Harvard Savings Bank was in compliance with this requirement.

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

The Federal Deposit Insurance Corporation may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” would be subject to growth limitations, could generally not make capital distributions, including paying dividends, and would be required to submit a capital restoration plan, and a holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank would be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

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

Holding Company Regulation

General. Harvard Illinois Bancorp, Inc. is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Harvard Illinois Bancorp, Inc. is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Harvard Illinois Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Dodd-Frank Act transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies. The Federal Reserve Board will assume that responsibility on July 21, 2011 (subject to a possible six-month extension).

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

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the promulgation of consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments from tier 1 capital that are currently includable for bank holding companies, such as trust preferred securities. Instruments issued before May 19, 2010, by holding companies with fewer than $15 billion in total assets on December 3, 2009 are grandfathered. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

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

Method of Accounting. For federal income tax purposes, we currently report our income and expenses on the accrual method of accounting and use a tax year ending December 31st for filing our consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2010, we had approximately $28,000 in minimum tax credit carryforwards.

Net Operating Loss Carryovers. We may carry back net operating losses to the preceding five taxable years, with certain limits in the fifth year, and forward to the succeeding 20 taxable years. At December 31, 2010, we had net operating loss carryforwards for federal income tax purposes totaling $1.1 million which expire in varying amounts between 2024 and 2029.

General Business Tax Credit Carryover. We have an unused general business tax credit carryover of approximately $13,000 related to $1 million of qualifying expenditures from the rehabilitation of our home office in 2008. The general business tax credit carryover may be used to offset regular tax liabilities in future years, and has no expiration date.

Corporate Dividends. We may exclude from our income 100% of dividends received from Harvard Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Our federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Illinois State Taxation. We are required to file Illinois income tax returns and pay tax at a stated tax rate of 7.30% of Illinois taxable income. The tax rate has been raised to 9.5% for 2011. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. As of December 31, 2010, we have net operating losses of approximately $3.4 million that are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2015 through 2021. In 2011, the use of these net operating losses has been suspended for calendar years 2011-2013. Management has not recorded a deferred tax asset for the State portion of its net operating loss carryforwards.

Personnel

As of December 31, 2010, we had 33 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

As of December 31, 2010, the net book value of our office properties was $3.4 million. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)

Main Office:

58 North Ayer Street Harvard, Illinois 60033	Owned	1959	6,800	$1,278

Branch Offices:

1400 North Division Street Harvard, Illinois 60033	Owned	1998	2,500	851

211 East Jefferson Street Morris, Illinois 60450	Owned	2008	16,948	1,292

Total				$3,421

We believe that our current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3. Legal Proceedings

At December 31, 2010, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4. Reserved.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. Our common stock is traded on the OTC Bulletin Board under the symbol “HARI.” The approximate number of holders of record of Harvard Illinois Bancorp, Inc.’s common stock as of March 17, 2011, was 294. Certain shares of Harvard Illinois Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Shares of Harvard Illinois Bancorp, Inc. common stock did not begin trading until April 9, 2010.

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

The Bank is primarily engaged in providing a full range of banking and mortgage services to consumer and business customers in McHenry, Grundy, and to a lesser extent Boone counties, Illinois and Walworth County in Wisconsin. The Bank is subject to regulation by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation.

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

During recent years, in order to reduce our vulnerability to changes in interest rates and enhance our net interest spread, we increased our originations and purchases of commercial real estate and commercial and industrial loans, purchased indirect automobile loans, sold most of our fixed rate one- to four-family loan production, and increased our core deposits (which we consider to be deposits other than certificates of deposit). In connection with the continued execution of our business strategy, we hired a commercial loan officer with over 20 years of agricultural and commercial lending experience in the Harvard community, in December 2009. With this hire, we have increased our origination of agricultural operating lines of credit and intermediate-term loans, and real estate loans for the purchase of farmland in our market area. Agricultural loans totaled $17.4 million or 15.1% of total loans at December 31, 2010, compared to $1.2 million or 1.1% of total loans at December 31, 2009.

As further discussed in Note 20 to the financial statements included herein, the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”). Among other provisions, this informal enforcement action prohibits the Company from declaring or paying dividends, or repurchasing any Company stock without the prior written non-objection of the OTS. The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance. The requirements of the MOU will remain in effect until the OTS decides to terminate, suspend or modify it.

Our net income for the year ended December 31, 2010 was $149,000, compared to our net loss of $262,000 for the year ended December 31, 2009. The increase in net income was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by decreases in noninterest income and the benefit for income taxes, and an increase in noninterest expense.

The national economy, and the local economies within our market areas, remain weak. The economy has been marked by high unemployment rates, rising numbers of foreclosures, and contractions in business and consumer credit. The national and local unemployment rates have shown some improvement in 2010, but remain high. These conditions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values. We have experienced high levels of non-performing loans and net charge-offs. At December 31, 2010, non-performing loans, including troubled debt restructurings, represented 2.77% of total loans, compared to 2.95% at December 31, 2009. Net charge-offs to average loans were 0.38% in 2010 and 0.63% in 2009. The higher levels of non-performing loans, including troubled debt restructurings, and net charge-offs has resulted in provisions for loan losses of $904,000 and $1.1 million for the years ended December 31, 2010 and 2009, respectively.

Should the housing market and economic conditions in our market area stagnate or continue to deteriorate, it will continue to have a material negative effect on the Company’s business and results of operation.

At December 31, 2010, the Bank was categorized as “well capitalized” under regulatory capital requirements.

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

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Assets. Total assets at December 31, 2010 increased $10.2 million or 6.5% to $167.8 million from $157.6 million at December 31, 2009. Cash and cash equivalents increased $2.6 million to $18.0 million at December 31, 2010 from $15.4 million at December 31, 2009. Cash and cash equivalents includes securities purchased under agreements to resell which increased $2.1 million to $13.9 million at December 31, 2010 from $11.8 million at December 31, 2009. These agreements represent short-term cash investment alternatives that are over-collateralized with collateral that is guaranteed by the “full faith and credit” of the United States government. Interest-bearing deposits increased $2.7 million to $10.8 million at December 31, 2010 from $8.1 million at December 31, 2009. These deposits are certificates of deposit we have placed with other financial institutions with terms from three months to four years; all are fully covered by FDIC insurance. Available-for-sale securities increased $1.8 million to $5.0 million at December 31, 2010 from $3.2 million at December 31, 2009. This increase was primarily due to $6.8 million in purchases of U.S. government and federal agency debt securities, offset by pay-downs, maturities and sales of $5.0 million on those securities. Held-to-maturity securities totaled $2.5 million at December 31, 2010, a decrease of $1.3 million from $3.8 million at December 31, 2009 as a result of $1.3 million in maturities and pay-downs on those securities and no purchases. The investment in those deposits and securities were based on liquidity and yield considerations. This investment as well as loan growth in 2010 was funded primarily by the $8.3 million increase in deposits during the year and the $6.2 million in proceeds, net of conversion expenses and the ESOP, from the issuance of common stock in our initial public offering completed April 8, 2010.

The net loan portfolio increased $4.3 million or 3.9% to $113.2 million at December 31, 2010 from $108.9 million at December 31, 2009. In 2010, loan originations, advances and purchases were $54.2 million, which were offset by $22.1 million in loans sold, $26.1 million of loan repayments and payoffs, net of $506,000 in charge offs, a net increase in allowance for loan losses of $447,000 and transfers to foreclosed assets of $774,000. The increase in loans during 2010 was due primarily to increases of $13.0 million, $3.2 million and $6.6 million in the agriculture, farmland and commercial real estate loan portfolios, respectively. This activity reflects the Company’s strategy to reduce asset duration and loan concentrations by expanding our commercial and agriculture lending activity to enhance yields and reduce concentrations in our residential mortgage and purchased indirect automobile loan portfolios. The Company hired an experienced agriculture lender in December 2009. Substantially all the commercial and agriculture loan activity during 2010 were loans in our market area. These increases were offset primarily by decreases in total one- to four-family loans of $8.2 million and purchased indirect automobile loans, net of dealer reserve, of $5.1 million. The decrease in our one- to four-family loans during 2010 was primarily due to repayments, early payoffs and $18.8 million in loans sold to Fannie Mae from refinancing activity, which generated $213,000 in net gains on loan sales, offset by loan originations of $21.1 million. The decrease in the one- to four-family loan portfolio reflects our strategy to sell substantially all our conforming one-to four-family loans based on yield and duration considerations. Our portfolio of one- to four-family loans serviced for others increased $6.0 million or 10.1% to $65.2 million at December 31, 2010 from $59.2 million at December 31, 2009. The decrease in our purchased indirect automobile loan portfolio in 2010 was primarily due to normal amortization, payoffs, and our strategy to reduce our concentration in purchased indirect automobile loans under current market conditions.

All other assets, consisting of premises and equipment, Federal Home Loan Bank stock, foreclosed assets held for sale, accrued interest receivable, deferred income taxes, bank-owned life insurance, mortgage servicing rights and other increased $74,000 to $18.3 million at December 31, 2010 from $18.2 million at December 31, 2009. The largest component of other assets was our investment in Federal Home Loan Bank stock, which was unchanged at $6.5 million at December 31, 2010. The largest change was in other assets, which decreased $716,000 to $664,000 at December 31, 2010, and was primarily due to $548,000 in expenses advanced in 2009 by Harvard Savings Bank for the Company’s initial public offering. Deferred income taxes increased $48,000 to $1.3 million at December 31, 2010 from $1.2 million at December 31, 2009. At December 31, 2010, the Company’s deferred tax asset relating to unused capital loss carryovers and unrealized capital losses on other than temporary impairment of equity securities totaled $540,000. Management has established a valuation allowance for portions of that deferred tax asset of $496,000 at December 31, 2010, an increase of $6,000 over the December 31, 2009 balance of $490,000.

Liabilities. Deposits increased $8.3 million or 6.6% to $132.6 million at December 31, 2010 from $124.4 million at December 31, 2009. Certificates of deposit, excluding brokered certificates increased $8.4 million or 11.9% to $79.0 million at December 31, 2010 from $70.6 million at December 31, 2009. Savings, NOW and money market accounts totaled $47.9 million at December 31, 2010 compared to $47.0 million at December 31, 2009, an increase of $890,000 or 1.9%. These increases were due to competitive pricing and promotional interest rates offered during 2010 to generate more liquidity to fund our operations in the current interest rate environment, and lessen our reliance on borrowed funds while still managing interest rate risk. Federal Home Loan Bank advances decreased to $13.7 million from $18.1 million at December 31, 2010 from December 31, 2009, a decrease of $4.4 million or 24.3%. The Bank maintained sufficient liquidity levels to allow these advances to mature without renewal. Non-interest bearing liabilities increased $85,000 to $2.9 million at December 31, 2010 from $2.8 million. The largest component of non-interest bearing liabilities is deferred compensation which increased $75,000 in 2010 to $2.2 million at December 31, 2010.

Stockholders’ Equity. Total stockholders’ equity increased by $6.3 million or 51.2% to $18.6 million at December 31, 2010 from $12.3 million at December 31, 2009. The increase largely resulted from the $6.2 million in net cash proceeds on the sale of our common stock in 2010, and net income of $149,000 for the year ended December 31, 2010, partially offset by a decrease in accumulated other comprehensive income in 2010 of $69,000 to a loss of $4,000 at December 31, 2010.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

General. Net income for the year ended December 31, 2010 was $149,000, compared to a net loss of $(262,000) for the year ended December 31, 2009, an increase of $411,000. This increase in net income was due to an increase in net interest income of $651,000 and a decrease in the provision for loan losses of $243,000, partially offset by decreases in noninterest income of $94,000 and the benefit for income taxes of $151,000 and an increase in noninterest expense of $238,000.

Interest and Dividend Income. Total interest and dividend income decreased $172,000 or 2.2% to $7.7 million for the year ended December 31, 2010 from $7.9 million for the same period in 2009. Average interest-earning assets increased $3.0 million to $152.2 million for the year ended December 31, 2010 from $149.2 million in 2009, was more than offset by the average yield which decreased 22 basis points to 5.09% from 5.31%. The decrease in market interest rates during 2010 contributed to the downward re-pricing of a portion of our existing assets and lower rates for new assets. Interest and fees on loans increased $83,000 in 2010 as the average balance of loans, which increased $5.4 million to $120.3 million primarily due to agricultural lending activity, more than offset the impact of the average yield on loans, which decreased 21 basis points to 5.97% from 6.18%. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on securities and other interest-earning assets decreased $255,000 for the year ended December 31, 2010 compared to the year ago period as average balances decreased $2.4 million to $31.9 million, as the Company generated liquidity to fund loans and reduce advances from the Federal Home Loan Bank during the period, and the average yield on those assets decreased 62 basis points to 1.75% from 2.37%, due to the lower interest rate environment. In 2007, the Federal Home Loan Bank of Chicago suspended paying dividends on its common stock, resulting in no dividend income on our $6.5 million investment in that stock for the years ended December 31, 2010 and 2009.

Interest Expense. Total interest expense decreased $823,000 or 21.6% to $3.0 million for the year ended December 31, 2010 from $3.8 million for the same period in 2009. Interest expense on deposit accounts decreased $537,000 or 18.5% to $2.4 million for the year ended December 31, 2010 from $2.9 million for the same period in 2009. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $281,000 during the period while interest expense on savings, NOW and money market accounts decreased $256,000. Average savings, NOW and money market accounts decreased $2.5 million to $46.2 million while the cost of these deposits decreased 50 basis points to 0.48% during the year ended December 31, 2010 from the same period in 2009. The average balance in certificates of deposits and brokered certificates of deposit increased $6.2 million to $77.5 million between the years ended December 31, 2010 and 2009, respectively, while the cost of these deposits decreased 64 basis points to 2.77% during the same periods. The movement in deposit accounts was the result of our competitive pricing and promotional events pricing to increase our liquidity while decreasing our utilization of Federal Home Loan Bank advances. Interest expense on Federal Home Loan Bank advances decreased $286,000 or 31.6% to $620,000 for the year ended December 31, 2010 from $906,000 for the year ended December 31, 2009. The average balance of the advances decreased $5.1 million to $16.5 million for the year ended December 31, 2010 from the comparable period in 2009, while the average cost of the advances decreased 44 basis points to 3.75%. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances. The decrease in the cost of these funds reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board during 2009 and the lower market interest rates resulting from such cuts.

Net Interest Income. Net interest income increased $651,000 or 15.9% to $4.8 million for the year ended December 31, 2010 from $4.1 million for the year ended December 31, 2009, primarily as a result of an increase in our net interest rate spread of 34 basis points to 2.96% from 2.62%. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 108.52% for the year ended December 31, 2010 from 105.28% for the same period in 2009. Our net interest margin also increased 37 basis points to 3.12% in 2010 from 2.75% in 2009. The increases in our net interest rate spread and net interest margin was primarily due to the re-pricing of all deposit products at lower interest rates.

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

Based upon our evaluation of these factors, a provision of $904,000 was recorded for the year ended December 31, 2010, a decrease of $243,000 or 21.2% from $1.1 million for the year ended December 31, 2009. The provision for loan losses reflected net charge offs of $457,000 for the year ended December 31, 2010, compared to $721,000 for the year ended December 31, 2009. The allowance for loan losses was $1.9 million, or 1.63% of total loans at December 31, 2010, compared to $1.4 million, or 1.29% of total loans at December 31, 2009. At December 31, 2010, we had identified substandard loans totaling $3.3 million, all of which were considered impaired, and established an allowance for loan losses of $577,000. At December 31, 2009, we considered all substandard loans totaling $3.8 million to be impaired and established an allowance for loan losses of $431,000. Impaired loans were significantly impacted by declining real estate values collateralizing these loans.

We used the same methodology in assessing the allowance for each period. We increased the impact of qualitative factors to reflect continued weakness in the economy and declining real estate values during 2010, which resulted in an increase in the general allowance for loan losses for most loan categories. For real estate loans secured by farmland and other agricultural loans for which we had little or no specific loss experience, we utilized loss factors associated with our commercial real estate and other commercial loans, respectively, until specific loss experience is determined.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended December 31, 2010 and 2009, respectively.

Noninterest Income. Noninterest income decreased $94,000 or 10.4% to $809,000 for the year ended December 31, 2010 from $903,000 for the year ended December 31, 2009. The decrease was primarily related to net gains on loan sales which decreased $96,000 to $213,000 for the year ended December 31, 2010, compared to $309,000 for 2009. Proceeds from loan sales decreased $6.3 million or 22.0% to $22.3 million for the year ended December 31, 2010 from $28.6 million for 2009. The loan sales were executed to generate additional liquidity and manage interest rate risk for the Bank. Gains on loan sales included the net increase in fair value of mortgage servicing rights of $27,000 in 2010 compared to the net increase in fair value of mortgage servicing rights of $97,000 in 2009, a decrease of $70,000 primarily due to the larger volume of loans sales and increase in size of our mortgage servicing portfolio in 2009, and decrease in value in 2010. Losses on other than temporary impairment of equity securities decreased $32,000 or 54.2% to $27,000 for the year ended December 31, 2010, compared to $59,000 for the same period in 2009. The other than temporary impairment of equity securities in 2010 and 2009 were related to our investment in common stock of other community banks, Fannie Mae and Freddie Mac common stock, and Shay Asset Management mutual funds.

Other noninterest income categories decreased by $30,000, or 4.6%, to $623,000 in 2010 from $653,000 in 2009. The decrease was primarily related to a $38,000 decrease in brokerage commissions in 2010 to $43,000 from $81,000 in 2009 due to lower sales volume.

Noninterest Expense. Noninterest expense increased $238,000 or 5.6% to $4.5 million for the year ended December 31, 2010 from $4.3 million for the year ended December 31, 2009. The increase in noninterest expense was primarily due to increases in compensation and benefits, professional fees, net losses on foreclosed assets and other noninterest expense of $139,000, $125,000, $40,000 and $105,000, respectively, for the year ended December 31, 2010 compared to the same period in 2009. The increase in compensation and benefits was primarily due to higher benefit costs, including a new ESOP plan, and higher compensation costs related to a larger staff as personnel were added to the commercial loan and accounting departments. The increases in professional fees and other noninterest expense were primarily the result of the Company becoming a public company in 2010. The increase in net losses on foreclosed assets reflects the increased foreclosure activity in our one-to four-family real estate loan portfolio, and write-downs of other real estate owned of $115,000 in 2010 due to the impact of further deterioration in home prices in 2010. These increases were partially offset by decreases in marketing, FDIC insurance premiums and indirect automobile servicing fees of $39,000, $57,000 and $78,000, respectively for the year ended December 31, 2010, compared to the same period in 2009. The decrease in marketing in 2010 was primarily due to the added costs of our 75th anniversary promotions in 2009. The decrease in FDIC insurance premiums in 2010 was due to a special assessment of $74,000 charged in the second quarter of 2009. The decrease in indirect automobile servicing fees in 2010 was due to the decrease in our purchased indirect automobile loan portfolio which resulted from normal amortization, payoffs and our strategy to reduce our concentration in that portfolio under current market conditions.

Benefit for Income Taxes. The benefit for income taxes was $13,000 for the year ended December 31, 2010 compared to a benefit of $164,000 for the year ended December 31, 2009. The effective tax benefit as a percent of pre-tax income or loss was 9.6% and 38.5% for the years ended December 31, 2010 and 2009, respectively. The benefit for income taxes in 2010 and 2009 were offset by an increase in valuation allowances recorded for deferred tax assets related to capital losses on equity securities of $6,000 and $42,000, respectively.

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

	At December 31, 2010		For the Years Ended December 31,
			2010			2009			2008
	Actual Balance	Yield/Cost	Average Balance	Interest Income / Expense	Yield/Cost	Average Balance	Interest Income / Expense	Yield/Cost	Average Balance	Interest Income / Expense	Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits	$14,009	1.18%	$11,619	$171	1.47%	$7,333	$165	2.25%	$1,876	$54	2.88%
Securities purchased under agreements to resell	13,896	1.31	6,756	94	1.39	12,435	236	1.90	7,464	204	2.73
Securities, tax-exempt (1)	472	4.66	553	26	4.70	743	33	4.44	2,714	108	3.98
Securities, taxable (1)	7,048	3.08	6,420	267	4.16	7,202	379	5.26	7,712	348	4.51
Loans (2)	115,026	5.88	120,316	7,185	5.97	114,923	7,102	6.18	123,226	7,837	6.36
Federal Home Loan Bank stock	6,549	—	6,549	—	—	6,549	—	—	6,549	—	—

Total interest-earning assets	157,000	4.58%	152,213	7,743	5.09%	149,184	7,915	5.31%	149,541	8,551	5.72%

Noninterest-earning assets	10,751		12,283			11,572			11,575

Total assets	$167,751		$164,496			$160,755			$161,116

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$14,963	0.29%	$14,280	51	0.36%	$13,398	57	0.43%	$12,059	120	1.00%
NOW and money market accounts	32,974	0.36	31,952	172	0.54	35,367	422	1.19	29,889	639	2.14
Certificates of deposit	79,030	2.42	75,005	2,033	2.71	68,412	2,298	3.36	68,960	2,885	4.18
Brokered certificates of deposit	1,499	5.00	2,494	117	4.69	2,900	133	4.59	3,828	169	4.41
Federal Home Loan Bank advances	13,653	3.62	16,534	620	3.75	21,630	906	4.19	26,126	1,119	4.28

Total interest-bearing liabilities	142,119	1.86%	140,264	2,993	2.13%	141,707	3,816	2.69%	140,862	4,932	3.50%

Non-interest-bearing deposits	4,156		4,688			3,459			3,409
Other non-interest-bearing liabilities	2,890		3,017			3,147			3,404

Total liabilities	149,165		147,970			148,313			147,675

Total equity	18,586		16,526			12,442			13,441

Total liabilities and equity	$167,751		$164,496			$160,755			$161,116

Net interest income				$4,750			$4,099			$3,619

Interest rate spread (3)					2.96%			2.62%			2.22%

Net interest margin (4)					3.12%			2.75%			2.42%

Average interest-earning assets to average interest-bearing liabilities					108.52%			105.28%			106.16%

(1)	Securities include unamortized premiums and unaccreted discounts. Securities include both available-for-sale and held-to-maturity securities. Fair value adjustments on available-for-sale securities have been included in the average balance for non-interest earning assets.
(2)	The allowance for loan losses has been included in the average balance for non-interest earning assets.
(3)	The interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	The net interest margin represents net interest income as a percent of average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities for the years ended December 31, 2010 and 2009. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

2010 Compared to 2009	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-earning deposits	$(9)	$15	$6
Securities purchased under agreements to resell	(52)	(90)	(142)
Securities, tax-exempt	2	(9)	(7)
Securities, taxable	(74)	(38)	(112)
Loans	(211)	294	83
Federal Home Loan Bank stock	—	—	—

Total	(344)	172	(172)

Interest expense:
Savings accounts	(10)	4	(6)
NOW and money market accounts	(213)	(37)	(250)
Certificates of deposit	(529)	264	(265)
Brokered certificates of deposit	3	(19)	(16)
Federal Home Loan Bank advances	(88)	(198)	(286)

Total	(837)	14	(823)

Increase (decrease) in net interest income	$493	$158	$651

2009 Compared to 2008	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-earning deposits	$(9)	$120	$111
Securities purchased under agreements to resell	(27)	59	32
Securities, tax-exempt	14	(89)	(75)
Securities, taxable	51	(20)	31
Loans	(217)	(518)	(735)
Federal Home Loan Bank stock	—	—	—

Total	(188)	(448)	(636)

Interest expense:
Savings accounts	(78)	15	(63)
NOW and money market accounts	(371)	154	(217)
Certificates of deposit	(564)	(23)	(587)
Brokered certificates of deposit	7	(43)	(36)
Federal Home Loan Bank advances	(25)	(188)	(213)

Total	(1,031)	(85)	(1,116)

Increase (decrease) in net interest income	$843	$(363)	$480

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

Among the techniques we are currently using to manage interest rate risk are: (i) selling into the secondary mortgage market a significant portion of our fixed-rate one- to four-family residential mortgage loan originations; (ii) expanding our commercial real estate, commercial and industrial and agricultural real estate and production loans as they generally reprice more quickly than one- to four-family residential mortgage loans; and (iii) emphasizing less interest rate sensitive and lower-cost “core deposits.” We also maintain a portfolio of short term or adjustable rate assets and from time to time have used fixed-rate Federal Home Loan Bank advances and brokered deposits to extend the term to repricing of our liabilities.

While we believe these strategies have helped manage our interest rate exposure, they do pose risks. For example, commercial real estate, commercial and industrial, agricultural real estate and production and indirect automobile loans generally present a higher level of credit risk than residential one- to four-family loans. In addition, core deposit accounts generally cost more to maintain and market than certificates of deposit.

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

Set forth below is an analysis of the changes to the economic value of our equity that would occur to our NPV as of December 31, 2010 in the event of designated changes in the United States treasury yield curve. At December 31, 2010, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

Change in Interest Rates (Basis Points) (2)	Estimated NPV (3)	Estimate Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (1)
		Amount	Percent	NPV Ratio (4)	Change in Basis Points
		(Dollars in thousands)

300+	$21,137	$502	2.43%	13.07%	89
200+	20,830	195	0.94	12.67	49
100+	20,885	250	1.21	12.50	31
—	20,635	—	—	12.18	—
100-	19,893	(742)	(3.60)	11.63	(56)

(1)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(2)	Estimated NPV assumes an instantaneous uniform change in interest rates at all maturities.
(3)	NPV is the discounted present value of expected cash flows from assets, liabilities and off balance sheet contracts.
(4)	NPV Ratio represents NPV divided by the present value of assets.

In addition to modeling changes in NPV, we also analyze estimated changes to net interest income (“NII”) for a prospective twelve-month period under the interest rate scenarios set forth above. The following table sets forth our NII model as of December 31, 2010.

Change in Interest Rates (Basis Points)	Estimated Net Interest Income (1) (2)	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent
	(Dollars in thousands)
300+	$5,685	$632	12.51%
200+	5,449	396	7.84
100+	5,218	165	3.27
—	5,053	—	—
100-	4,772	(281)	(5.56)

(1)	Estimated net interest income assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Estimated net interest income is before provisions for loan losses.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities were $1.6 million and $(412,000) for the years ended December 31, 2010 and 2009, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits in other financial institutions, offset by principal collections on loans, and proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities were $(9.0) million and $2.7 million for the years ended December 31, 2010 and 2009, respectively. Net cash provided by financing activities consisted primarily of the activity in deposit accounts and proceeds from Federal Home Loan Bank advances and the net proceeds from issuance of common stock in 2010, offset by repayment of Federal Home Loan Bank advances. The net cash provided by (used in) financing activities was $10.0 million and $($915,000) for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, the Bank exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $16.8 million, or 10.2% of adjusted total assets, which is above the required level of $6.6 million, or 4.0%; and total risk-based capital of $18.3 million, or 15.8% of risk-weighted assets, which is above the required level of $9.3 million, or 8.0%. Accordingly Harvard Savings Bank was categorized as well capitalized at December 31, 2010. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2010, we had outstanding commitments to originate loans of $6.2 million, and commitments under unused lines of credit of $11.3 million. In addition, we had outstanding letters of credit of $125,000 at December 31, 2010. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2010 totaled $37.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit. For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 18 of the Notes to our Consolidated Financial Statements.

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

ITEM 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.(T) Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is posted on the Company’s website at www.harvardsavingsbank.com. A copy of the Code will be furnished without charge upon written request to the Secretary of the Company, 58 North Ayer Street, Harvard, Illinois 60033.

Information concerning directors and executive officers of the Company and certain board committee members is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I — Election of Directors.”

ITEM 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

We do not have any equity compensation program other than our employee stock ownership plan.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.” Information concerning director independence is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Independent Registered Public Accountants.”

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2010 and 2009;

(C)	Consolidated Statements of Income - years ended December 31, 2010 and 2009;

(D)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2010 and 2009;

(E)	Consolidated Statements of Cash Flows - years ended December 31, 2010 and 2009; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Harvard Illinois Bancorp, Inc.*

3.2	Bylaws of Harvard Illinois Bancorp, Inc.*

4	Form of Common Stock Certificate of Harvard Illinois Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Employment Agreement between Harvard Savings Bank and Duffield J. Seyller, III*

10.3	Employment Agreement between Harvard Savings Bank and Donn L. Claussen*

10.4	Form of Change in Control Agreement between Harvard Savings Bank and Richard J. Lipinsky*

10.5	Employment Agreement between Harvard Savings Bank and Donn L. Claussen*

10.6	Salary Continuation Agreement with Duffield J. Seyller, III*

10.7	Salary Continuation Agreement with Michael T. Neese*

10.8	Salary Continuation Agreement with Donn L. Claussen*

10.9	Split Dollar Life Insurance Agreement with Donn L. Claussen*

10.10	Form of Director Deferred Fee Agreements*

10.11	Form of 2009 Director Deferred Fee Agreement*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-161931), initially filed September 15, 2009.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harvard Illinois Bancorp, Inc.

Date: March 25, 2011	By:	/s/ Duffield J. Seyller III
Duffield J. Seyller III, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Duffield J. Seyller III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2011
Duffield J. Seyller III

/s/ Donn L. Claussen Donn L. Claussen	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 25, 2011

/s/ William D. Schack	Chairman of the Board	March 25, 2011
William D. Schack

/s/ Michael P. Feeney	Director	March 25, 2011
Michael P. Feeney

/s/ John W. Rebhorn	Director	March 25, 2011
John W. Rebhorn

/s/ Steven D. Garrels	Director	March 25, 2011
Steven D. Garrels

/s/ Richard L. Walker	Director	March 25, 2011
Richard L. Walker

EXHIBIT INDEX

3.1	Articles of Incorporation of Harvard Illinois Bancorp, Inc.*

3.2	Bylaws of Harvard Illinois Bancorp, Inc.*

4	Form of Common Stock Certificate of Harvard Illinois Bancorp, Inc.*

10.1	Proposed Form of Employee Stock Ownership Plan*

10.2	Proposed Employment Agreement between Harvard Savings Bank and Duffield J. Seyller, III*

10.3	Proposed Employment Agreement between Harvard Savings Bank and Donn L. Claussen*

10.4	Proposed Form of Change in Control Agreement between Harvard Savings Bank and Richard J. Lipinsky*

10.5	Employment Agreement between Harvard Savings Bank and Donn L. Claussen*

10.6	Salary Continuation Agreement with Duffield J. Seyller, III*

10.7	Salary Continuation Agreement with Michael T. Neese *

10.8	Salary Continuation Agreement with Donn L. Claussen*

10.9	Split Dollar Life Insurance Agreement with Donn L. Claussen*

10.10	Form of Director Deferred Fee Agreements*

10.11	Form of 2009 Director Deferred Fee Agreement*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-161931), initially filed September 15, 2009.

Harvard Illinois Bancorp, Inc.

Report of Independent Registered Public Accounting Firm

and Consolidated Financial Statements

December 31, 2010 and 2009

Harvard Illinois Bancorp, Inc.

December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

Harvard Illinois Bancorp, Inc.

Harvard, Illinois

We have audited the accompanying consolidated balance sheets of Harvard Illinois Bancorp, Inc. (Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harvard Illinois Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/sig/ BKD, LLP

Decatur, Illinois

March 29, 2011

Harvard Illinois Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands)

Assets

	2010	2009

Cash and due from banks	$883	$973
Interest-bearing demand deposits in banks	3,184	2,594
Securities purchased under agreements to resell	13,896	11,800

Cash and cash equivalents	17,963	15,367

Interest-bearing deposits with other financial institutions	10,825	8,110

Available-for-sale securities	4,965	3,225

Held-to-maturity securities, at amortized cost (estimated fair value of $2,745 and $3,939 at December 31, 2010 and 2009)	2,548	3,789

Loans, net of allowance for loan losses of $1,873 and $1,426 at December 31, 2010 and 2009	113,153	108,895

Premises and equipment, net of accumulated depreciation of $5,348 and $5,144 at December 31, 2010 and 2009	3,615	3,652

Federal Home Loan Bank stock, at cost	6,549	6,549

Foreclosed assets held for sale	767	506

Accrued interest receivable	901	515

Deferred income taxes	1,279	1,231

Bank-owned life insurance	4,097	3,992

Mortgage servicing rights	425	398

Other	664	1,380

Total assets	$167,751	$157,609

See Notes to Consolidated Financial Statements	F-2

Harvard Illinois Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands)

Liabilities and Stockholders’ Equity

	2010	2009

Liabilities
Deposits
Demand	$4,156	$3,939
Savings, NOW and money market	47,937	47,047
Certificates of deposit	79,030	70,564
Brokered certificates of deposit	1,499	2,811

Total deposits	132,622	124,361

Federal Home Loan Bank advances	13,653	18,128
Advances from borrowers for taxes and insurance	402	415
Deferred compensation	2,171	2,096
Accrued interest payable	53	79
Other	264	215

Total liabilities	149,165	145,294

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 784,689 shares issued and outstanding	8	—
Additional paid-in capital	6,799	—
Unearned ESOP shares, at cost	(590)	—
Amount reclassified on ESOP shares	(26)	—
Retained earnings	12,399	12,250
Accumulated other comprehensive income (loss), net of tax	(4)	65

Total stockholders’ equity	18,586	12,315

Total liabilities and stockholders’ equity	$167,751	$157,609

See Notes to Consolidated Financial Statements	F-3

Harvard Illinois Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2010 and 2009

(in thousands, except share data)

	2010	2009

Interest and Dividend Income
Interest and fees on loans	$7,185	$7,102
Securities
Taxable	267	379
Tax-exempt	26	33
Securities purchased under agreements to resell	94	236
Other	171	165

Total interest and dividend income	7,743	7,915

Interest Expense
Deposits	2,373	2,910
Federal Home Loan Bank advances	620	906

Total interest expense	2,993	3,816

Net Interest Income	4,750	4,099

Provision for Loan Losses	904	1,147

Net Interest Income After Provision for Loan Losses	3,846	2,952

Noninterest Income
Customer service fees	250	243
Brokerage commission income	43	81
Net realized gains on loan sales	213	309
Net realized losses on sales of available-for-sale securities	(1)	(7)
Losses on other than temporary impairment of equity securities	(27)	(59)
Loan servicing fees	171	168
Bank-owned life insurance income, net	147	153
Other	13	15

Total noninterest income	809	903

See Notes to Consolidated Financial Statements	F-4

Harvard Illinois Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2010 and 2009

(in thousands, except share data)

	2010	2009

Noninterest Expense
Compensation and benefits	$2,380	$2,241
Occupancy	511	508
Data processing	470	464
Professional fees	214	89
Marketing	81	120
Office supplies	49	55
Federal deposit insurance	221	278
Indirect automobile servicing fee	128	206
Foreclosed assets, net	149	109
Other	316	211

Total noninterest expense	4,519	4,281

Income (Loss) Before Income Taxes	136	(426)

Benefit for Income Taxes	(13)	(164)

Net Income (Loss)	$149	$(262)

Earnings Per Share	$.20	$—

Dividends Paid	$—	$—

See Notes to Consolidated Financial Statements	F-5

Harvard Illinois Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2010 and 2009

(in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Amount Reclassified On ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2009	$—	$—	$—	$—	$12,512	$15	$12,527

Comprehensive loss:

Net loss	—	—	—	—	(262)	—	(262)

Change in unrealized appreciation on available-for-sale securities, net of tax benefit of $24	—	—	—	—	—	50	50

Total comprehensive loss							(212)

Balance, December 31, 2009	—	—	—	—	12,250	65	12,315

Comprehensive income:

Net income	—	—	—	—	149	—	149

Change in unrealized depreciation on available-for-sale securities, net of tax benefit of $(35)	—	—	—	—	—	(69)	(69)

Total comprehensive income							80

Common stock issued in initial public offering, 784,689 shares, net of issuance costs of $1,030	8	6,809	—	—	—	—	6,817
Acquisition of ESOP shares, 62,775 shares	—	—	(628)	—	—	—	(628)
ESOP shares earned	—	(10)	38	—	—	—	28
Reclassification due to change in fair value of common stock ESOP subject to contingent repurchase obligation	—	—	—	(26)	—	—	(26)

Balance, December 31, 2010	$8	$6,799	$(590)	$(26)	$12,399	$(4)	$18,586

See Notes to Consolidated Financial Statements	F-6

Harvard Illinois Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2010 and 2009

(in thousands)

	2010	2009

Operating Activities
Net income (loss)	$149	$(262)
Items not requiring (providing) cash
Depreciation	204	211
Provision for loan losses	904	1,147
Amortization (accretion) of premiums and discounts on securities	(13)	(45)
Deferred income taxes	(13)	(164)
Net realized gains on loan sales	(213)	(309)
Net realized losses on sales of available-for-sale securities	1	7
Losses on other than temporary impairment of equity securities	27	59
Losses and write down on foreclosed assets held for sale	88	89
Bank-owned life insurance income, net	(147)	(100)
Originations of loans held for sale	(22,096)	(28,346)
Proceeds from sales of loans held for sale	22,282	28,558
ESOP compensation expense	28	—
Changes in
Accrued interest receivable	(386)	(24)
Other assets	758	(1,316)
Accrued interest payable	(26)	(60)
Deferred compensation	75	—
Other liabilities	23	143

Net cash provided by (used in) operating activities	1,645	(412)

Investing Activities
Net change in interest-bearing deposits	(2,715)	(8,110)
Purchases of available-for-sale securities	(6,837)	(23)
Proceeds from the sales of available-for-sale securities	927	495
Proceeds from maturities and pay-downs of available-for-sale securities	4,039	1,813
Purchases of held-to-maturity securities	—	(4,460)
Proceeds from maturities and pay-downs of held-to-maturity securities	1,253	2,309
Net change in loans	(5,936)	10,043
Purchase of premises and equipment	(167)	(179)
Proceeds from sale of foreclosed assets	425	787

Net cash provided by (used in) investing activities	(9,011)	2,675

See Notes to Consolidated Financial Statements	F-7

Harvard Illinois Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2010 and 2009

(in thousands)

	2010	2009

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$1,107	$4,801
Net increase in certificates of deposit including brokered certificates	7,154	2,258
Net decrease in advances from borrowers for taxes and insurance	(13)	(38)
Proceeds from Federal Home Loan Bank advances	2,456	6,128
Repayments of Federal Home Loan Bank advances	(6,931)	(14,064)
Proceeds from issuance of common stock, net of costs	6,817	—
Stock issuance from employee stock ownership plan purchase	(628)	—

Net cash provided by (used in) financing activities	9,962	(915)

Net Increase in Cash and Cash Equivalents	2,596	1,348

Cash and Cash Equivalents, Beginning of Year	15,367	14,019

Cash and Cash Equivalents, End of Year	$17,963	$15,367

Supplemental Cash Flows Information

Interest paid	$3,019	$3,876

Income taxes paid	—	—

Foreclosed assets acquired in settlement of loans	774	664

Supplemental disclosure of noncash financing activities:

With the initial public offering in April 2010, the Company loaned $628 to the Employee Stock Ownership Plan, which was used to acquire 62,775 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets. Payments on the loan were $38 during 2010.

See Notes to Consolidated Financial Statements	F-8

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The 2009 consolidated financial statements include the accounts of Harvard Savings, MHC (Company) and its wholly-owned subsidiaries, Harvard Savings Bank (Bank) and Harvard Illinois Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

On April 8, 2010, Harvard Savings, MHC completed its conversion and reorganization from a two-tier mutual holding company to a stock holding company. In accordance with the plan of conversion adopted by the Board of Directors of Harvard Savings, MHC on July 23, 2009, Harvard Savings, MHC (the mutual holding company) and Harvard Illinois Financial Corporation (the mid-tier stock holding company) ceased to exist as separate legal entities and a stock holding company, Harvard Illinois Bancorp, Inc. issued and sold shares of common stock to eligible depositors of Harvard Savings Bank and to former borrowers of Morris Building & Loan, s.b. in a subscription offering, and to the general public in a community offering. A total of 784,689 shares, par value of $0.01 per shares, were sold in the conversion at $10 per share, raising $7.8 million of gross proceeds. The Company established an employee stock ownership plan that purchased 8% of the total shares, or a total of 62,775 shares in the offering, for a total of $628. The $1.0 million of conversion expenses were offset against the gross proceeds. Of the conversion expenses $548 were included in other assets at December 31, 2009. Harvard Illinois Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “HARI” on April 9, 2010. The 2010 consolidated financial statements include the accounts of Harvard Illinois Bancorp, Inc. and its wholly-owned subsidiary, Harvard Savings Bank.

Harvard Illinois Bancorp, Inc. (Company) owns 100% of the outstanding shares of common stock of Harvard Savings Bank (Bank). The Company is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in McHenry, Grundy, and to a lesser extent Boone counties, Illinois and Walworth County in Wisconsin. The Company also provides other services, including certain brokerage services. The Company and Bank are subject to competition from other financial institutions. The Company and Bank also are subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Harvard Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2010 and 2009, cash equivalents consisted primarily of interest-bearing demand deposits and securities purchased under agreements to resell.

The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000. At December 31, 2010 and 2009, none of the Company’s interest-bearing cash accounts exceeded federally insured limits.

Interest-bearing Deposits With Other Financial Institutions

Interest-bearing deposits with other financial institutions have original maturities of more than three months to five years and are carried at cost.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using a method that approximates the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below carrying value when the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

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

The Company owned $6,549 or 65,489 shares of Federal Home Loan Bank stock as of December 31, 2010 and 2009. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances. With regard to dividends, the FHLB will continue to assess their dividend capacity each quarter and make appropriate request for approval. The FHLB did not pay a dividend during 2010 or 2009; however early in 2011 the FHLB announced they have declared an annualized rate of 10 basis points per share (approximately $2) to be paid on February 14, 2011. Management performed an analysis as of December 31, 2010 and deemed the cost investment in FHLB stock was ultimately recoverable.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

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

Bank-owned Life Insurance

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiary.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each year.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities.

Transfers between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 financial statement presentation. These reclassifications had no effect on net income or equity.

Recent and Future Accounting Requirements

Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 16 – Disclosures About Fair Value of Assets and Liabilities.

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. ASU 2011-01, “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011. See Note 4 – Loans and Allowance for Loan Losses.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2010
U.S. Government and federal agency	$3,600	$—	$(38)	$3,562
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	545	15	—	560
State and political subdivisions	372	—	—	372
Equity securities	455	16	—	471

	$4,972	$31	$(38)	$4,965

December 31, 2009:
U.S. Government and federal agency	$976	$32	$—	$1,008
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	1,105	29	—	1,134
State and political subdivisions	582	—	(2)	580
Equity securities	465	38	—	503

	$3,128	$99	$(2)	$3,225

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
December 31, 2010:
U.S. Government agencies	$500	$45	$—	$545
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	30		—	30
Private-label residential	1,918	152	—	2,070
State and political subdivisions	100	—	—	100

	$2,548	$197	$—	$2,745

December 31, 2009:
U.S. Government agencies	$500	$35	$—	$535
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	43	—	—	43
Private-label residential	3,146	113	—	3,259
State and political subdivisions	100	2	—	102

	$3,789	$150	$—	$3,939

With the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations, the Company held no securities at December 31, 2010 with a book value that exceeded 10% of total equity.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The Company recorded an other-than-temporary impairment on the FNMA and FHLMC common stock included in equity securities of $12 and $5 in 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company held investments in FNMA and FHLMC common stock with an amortized cost of $12 and $24, respectively. The investments in FNMA and FHLMC common stock are valued using available market prices. Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of December 31, 2010.

The Company also recorded an other than temporary impairment on the Shay Asset Management mutual funds included in equity securities in the amount of $11 and $35 for 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company held investments in the mutual funds with an amortized cost of $424 and $418, respectively. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of December 31, 2010.

The Company recorded an other-than-temporary impairment on other equity securities of $4 and $19 for 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company held investments in other equity securities with an amortized cost of $19 and $23, respectively.

Other than temporary impairment recorded for 2010 and 2009 totaled $27 and $59, respectively as previously described.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$33	$33	$100	$100
One to five years	1,941	1,937	500	545
Five to ten years	1,998	1,964	—	—
After ten years	—	—	—	—

	3,972	3,934	600	645
Mortgage-backed securities	545	560	1,948	2,100
Equity securities	455	471	—	—

Totals	$4,972	$4,965	$2,548	$2,745

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2,623 at December 31, 2010 and $2,729 at December 31, 2009.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Gross gains of $0 and $0 and gross losses of $1 and $7 resulting from sales of available-for-sale securities were realized for 2010 and 2009, respectively. The tax benefit applicable to these net realized losses amounted to $0 and $2, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2010 and 2009, was $3,562 and $177, respectively, which is approximately 46% and 2% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are temporary.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. government and federal agency	$3,562	$(38)	$—	$—	$3,562	$(38)

Total temporarily impaired securities	$3,562	$(38)	$—	$—	$3,562	$(38)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
State and political subdivisions	$—	$—	$177	$(2)	$177	$(2)

Total temporarily impaired securities	$—	$—	$177	$(2)	$177	$(2)

There were no unrealized losses on the held to maturity securities for December 31, 2010 or 2009. As of December 31, 2010 and 2009, the amount of gross unrealized losses on securities is not material.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Note 3:	Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $13,896 and $11,800 at December 31, 2010 and 2009, respectively, and represent short-term cash investment alternatives. These agreements are over-collateralized by 103% with collateral consisting of securities guaranteed by the “full faith and credit” of the United States government, typically SBA securities. During the period, the securities were delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. At December 31, 2010 and 2009, these agreements mature by notice by the Company or 30 days by the custodian.

The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

At December 31, 2010 and 2009, agreements to resell securities purchased were outstanding with the following entities:

	2010	2009

BCM High Income Fund, LP	$2,000	$5,350
HEC Opportunity Fund LLC	5,800	—
Coastal Securities	6,096	6,450

Total	$13,896	$11,800

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	December 31,
	2010	2009
Mortgage loans on real estate
One-to-four family	$45,556	$53,733
Home equity lines of credit and other 2nd mortgages	11,388	12,315
Multi-family residential	1,431	175
Commercial	26,702	20,133
Farmland	3,622	459
Construction and land development	1,588	5,323

Total mortgage loans on real estate	90,287	92,138
Commercial and industrial	4,751	6,557
Agricultural	13,735	778
Purchased indirect automobile, net of dealer reserve	5,893	11,018
Other consumer	372	469

	115,038	110,960

Less
Loans in process	6	625
Net deferred loan fees and costs	6	14
Allowance for loan losses	1,873	1,426

Net loans	$113,153	$108,895

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010 and 2009:

	2010
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of year	$504	$83	$4	$437	$5	$74
Provision charged to expense	(58)	102	30	397	—	261
Losses charged off	(111)	(35)	—	(205)	—	(44)
Recoveries	17	—	—	—	—	—

Balance, end of year	$352	$150	$34	$629	$5	$291

Ending balance: individually evaluated for impairment	$60	$15	$—	$174	$—	$275

Ending balance: collectively evaluated for impairment	$292	$135	$34	$455	$5	$16

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$45,556	$11,388	$1,431	$26,702	$3,622	$1,588

Ending balance: individually evaluated for impairment	$1,206	$94	$—	$1,082	$—	$666

Ending balance: collectively evaluated for impairment	$44,350	$11,294	$1,431	$25,620	$3,622	$922

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	2010 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$120	$12	$183	$4	$—	$1,426
Provision charged to expense	(28)	194	5	1	—	904
Losses charged off	—	—	(110)	(1)	—	(506)
Recoveries	5	—	27	—	—	49

Balance, end of year	$97	$206	$105	$4	$—	$1,873

Ending balance: individually evaluated for impairment	$21	$—	$32	$—	$—	$577

Ending balance: collectively evaluated for impairment	$76	$206	$73	$4	$—	$1,296

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$4,751	$13,735	$5,893	$372	$—	$115,038

Ending balance: individually evaluated for impairment	$99	$—	$126	$1	$—	$3,274

Ending balance: collectively evaluated for impairment	$4,652	$13,735	$5,767	$371	$—	$111,764

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

	2009
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of year	$249	$18	$9	$353	$2	$62
Provision charged to expense	538	83	(5)	(74)	3	165
Losses charged off	(286)	(18)	—	—	—	(162)
Recoveries	3	—	—	158	—	9

Balance, end of year	$504	$83	$4	$437	$5	$74

Ending balance: individually evaluated for impairment	$132	$4	$—	$234	$—	$—

Ending balance: collectively evaluated for impairment	$372	$79	$4	$203	$5	$74

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$53,733	$12,315	$175	$20,133	$459	$5,323

Ending balance: individually evaluated for impairment	$1,857	$110	$—	$1,451	$—	$—

Ending balance: collectively evaluated for impairment	$51,876	$12,205	$175	$18,682	$459	$5,323

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	2009 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$66	$—	$231	$10	$—	$1,000
Provision charged to expense	248	12	185	(8)	—	1,147
Losses charged off	(196)	—	(265)	(2)	—	(929)
Recoveries	2	—	32	4	—	208

Balance, end of year	$120	$12	$183	$4	$—	$1,426

Ending balance: individually evaluated for impairment	$15	$—	$46	$—	$—	$431

Ending balance: collectively evaluated for impairment	$105	$12	$137	$4	$—	$995

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$6,557	$778	$11,018	$469	$—	$110,960

Ending balance: individually evaluated for impairment	$144	$—	$179	$14	$—	$3,755

Ending balance: collectively evaluated for impairment	$6,413	$778	$10,839	$455	$—	$107,205

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2010 and 2009:

	2010
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$42,997	$11,026	$443	$22,275	$3,622	$472
Watch	194	142	—	2,903	—	450
Special Mention	1,159	126	988	442	—	—
Substandard	1,206	94	—	1,082	—	666

Total	$45,556	$11,388	$1,431	$26,702	$3,622	$1,588

	2010 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$3,504	$13,735	$5,767	$370	$104,211
Watch	1,089	—	—	1	4,779
Special Mention	59	—	—	—	2,774
Substandard	99	—	126	1	3,274

Total	$4,751	$13,735	$5,893	$372	$115,038

	2009
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$50,372	$12,015	$175	$16,407	$459	$5,323
Watch	1,190	140	—	2,122	—	—
Special Mention	314	50	—	153	—	—
Substandard	1,857	110	—	1,451	—	—

Total	$53,733	$12,315	$175	$20,133	$459	$5,323

	2009 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$4,573	$778	$10,839	$454	$101,395
Watch	1,840	—	—	—	5,292
Special Mention	—	—	—	1	518
Substandard	144	—	179	14	3,755

Total	$6,557	$778	$11,018	$469	$110,960

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2010 and 2009:

	2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,708	$193	$1,206	$3,107	$42,449	$45,556	$—
Home equity lines of credit and other 2nd mortgages	121	44	60	225	11,163	11,388	—
Multi-family	—	—	—	—	1,431	1,431	—
Commercial	1,216	—	396	1,612	25,090	26,702	—
Farmland	—	—	—	—	3,622	3,622	—
Construction and land development	—	—	—	—	1,588	1,588	—

Total real estate loans	3,045	237	1,662	4,944	85,343	90,287	—

Commercial and industrial	—	77	—	77	4,674	4,751	—
Agriculture	—	—	—	—	13,735	13,735	—
Consumer loans:
Purchased indirect automobile	70	24	33	127	5,766	5,893	17
Other	6	1	1	8	364	372	—

Total consumer loans	76	25	34	135	6,130	6,265	17

Total	$3,121	$339	$1,696	$5,156	$109,882	$115,038	$17

	2009
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$737	$967	$1,564	$3,268	$50,465	$53,733	$—
Home equity lines of credit and other 2nd mortgages	73	169	61	303	12,012	12,315	50
Multi-family	—	—	—	—	175	175	—
Commercial	78	—	171	249	19,884	20,133	—
Farmland	—	—	—	—	459	459	—
Construction and land development	—	—	—	—	5,323	5,323	—

Total real estate loans	888	1,136	1,796	3,820	88,318	92,138	50

Commercial and industrial	—	—	75	75	6,482	6,557	75
Agriculture	—	—	—	—	778	778	—
Consumer loans:
Purchased indirect automobile	89	45	46	180	10,838	11,018	18
Other	9	21	16	46	423	469	1

Total consumer loans	98	66	62	226	11,261	11,487	19

Total	$986	$1,202	$1,933	$4,121	$106,839	$110,960	$144

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

At December 31, 2010 and 2009, the Company held $13,735 and $778 in agricultural production loans and $3,622 and $459, respectively in agricultural real estate loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farm land could significantly affect the repayment ability for many agricultural loan customers.

At December 31, 2010 and 2009, the Company held $26,702 and $20,133 in commercial real estate loans and $1,588 and $5,323 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The following tables present impaired loans for the years ended December 31, 2010 and 2009:

	2010			2009
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Loans without a specific allowance
Real estate loans:
One-to-four family	$867	$905	$—	$908	$1,023	$—
Home equity lines of credit and other 2nd mortgages	60	70	—	91	91	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	172	172	—
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	927	975	—	1,171	1,286	—

Commercial and industrial	—	—	—	94	94	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	1	1	—	2	2	—

Total consumer loans	1	1	—	2	2	—

Total	$928	$976	$—	$1,267	$1,382	$—

Loans with a specific allowance
Real estate loans:
One-to-four family	$339	$352	$60	$949	$949	$132
Home equity lines of credit and other 2nd mortgages	34	34	15	19	19	4
Multi-family	—	—	—	—	—	—
Commercial	1,082	1,277	174	1,279	1,279	229
Farmland	—	—	—	—	—	—
Construction and land development	666	708	275	—	—	—

Total real estate loans	2,121	2,371	524	2,247	2,247	365

Commercial and industrial	99	99	21	50	50	15
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	126	126	32	179	179	46
Other	—	—	—	12	12	5

Total consumer loans	126	126	32	191	191	51

Total loans	2,346	2,596	577	2,488	2,488	431

Total	$3,274	$3,572	$577	$3,755	$3,870	$431

The average investment in impaired loans for December 31, 2010 and 2009 was $3,515 and $3,430, respectively. The interest income recognized on impaired loans for December 31, 2010 and 2009 was $169 and $200, respectively.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2010, the Company had $686 of commercial real estate loans that were modified in troubled debt restructurings and impaired that were considered nonperforming. The Company had troubled debt restructurings that were performing in accordance with their modified terms of $666 of residential land development loans at December 31, 2010.

The following table presents the Company’s nonaccrual loans at December 31, 2010 and 2009. This table excludes purchased impaired loans and performing troubled debt restructurings.

	2010	2009

Mortgages on real estate:
One-to-four family	$1,206	$1,857
Home equity lines of credit and other 2nd mortgages	94	11
Commercial	1,082	171
Construction and land development	666	—
Commercial and industrial	99	95
Purchased indirect automobile	16	27
Other consumer	1	16

Total	$3,164	$2,177

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2010	2009

Land	$403	$403
Buildings and improvements	6,105	5,944
Furniture and equipment	2,455	2,438
Construction in progress	—	11

	8,963	8,796
Less accumulated depreciation	5,348	5,144

Net premises and equipment	$3,615	$3,652

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Note 6:	Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $65,236 and $59,215 at December 31, 2010 and 2009, respectively. The Company has a credit enhancement obligation to individual loan losses, to the limit of $927 at December 31, 2010 and 2009, respectively. Management has determined that the allowance for loan losses is adequate to cover possible future losses from its credit enhancement obligation.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009

Fair value, beginning of year	$398	$301
Additions
Servicing rights that result from asset transfers	133	181
Less loans refinanced	(103)	(88)
Changes in fair value, due to changes in valuation inputs or assumptions	(3)	4

Fair value, end of year	$425	$398

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Note 7:	Interest-bearing Deposits

Interest-bearing deposits in denominations of $100 or more were $41,248 and $34,230 on December 31, 2010 and 2009, respectively.

The following table represents deposit interest expense by deposit type:

	December 31,
	2010	2009

Savings	$51	$57
NOW and Money Market	172	422
Certificates of deposit	2,033	2,298
Brokered certificates of deposit	117	133

Total deposit interest expense	$2,373	$2,910

At December 31, 2010, the scheduled maturities of certificates of deposit are as follows:

2011	$37,547
2012	25,588
2013	5,756
2014	6,106
2015	5,532

$80,529

Note 8:	Federal Home Loan Bank Advances

The Federal Home Loan Bank (“FHLB”) advances and lines of credit consisted of the following components:

	December 31,
	2010	2009
Open line of credit, 0.50% at December 31, 2010 and 2009	$—	$1,200
Advances	13,653	16,928

Total	$13,653	$18,128

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The Federal Home Loan Bank advances and line of credit are secured by mortgage loans totaling $55,395 and $49,179 at December 31, 2010 and 2009, respectively. Advances at December 31, 2010 at interest rates from 1.55% to 5.35%, are subject to restrictions or penalties in the event of prepayment.

Annual maturities of the advances at December 31, 2010, are:

2011	$3,638
2012	2,227
2013	3,386
2014	2,457
2015	1,333
Thereafter	612

$13,653

Note 9:	Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal and state of Illinois jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal and Illinois income tax examinations by tax authorities for years before 2007. During the years ended December 31, 2010 and 2009, the Company did not recognize expense for interest or penalties.

The benefit for income taxes includes these components:

	December 31,
	2010	2009
Taxes currently payable (refundable)	$—	$—
Deferred income taxes	(13)	(164)

Income tax benefit	$(13)	$(164)

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax benefit is shown below:

	December 31,
	2010	2009

Computed at the statutory rate (34%)	$46	$(145)
Decrease resulting from
Tax exempt interest	(8)	(10)
Nondeductible expenses	1	2
State income taxes	—	—
Changes in deferred tax valuation allowance	6	42
Cash surrender value of life insurance	(50)	(53)
Other	(8)	—

Actual tax benefit	$(13)	$(164)

Tax benefit as a percentage of pre-tax income or loss	(9.6)%	(38.5)%

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	December 31,
	2010	2009

Deferred tax assets
Allowance for loan losses	$722	$570
Accrued employee benefits	739	721
Net operating loss	379	467
Capital loss carryforward on realized losses	130	130
Unrealized losses on available-for-sale securities	3	—
Loss on other than temporary impairment of equity securities not sold	410	387
Other	84	141

	2,467	2,416

Deferred tax liabilities
Depreciation	(125)	(113)
FHLB stock dividends	(415)	(415)
Unrealized gains on available-for-sale securities	—	(32)
Mortgage servicing rights	(145)	(135)
Other	(7)	—

	(692)	(695)

Net deferred tax asset before valuation allowance	1,775	1,721

Valuation allowance
Beginning balance	490	448
Increase during the period	6	42

Ending balance	496	490

Net deferred tax asset	$1,279	$1,231

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

At December 31, 2010 and 2009, the Company’s deferred tax asset relating to realized losses and losses on other-than-temporary impairment of equity securities resulted in capital losses. Management has established a valuation allowance for the portion of the deferred tax asset as realization of the asset does not meet the “more likely than not” criteria. The carryback period on these losses is three years and the carryforward period is five years from the date of sale.

At December 31, 2010 and 2009, the Company had federal net operating loss carryforwards totaling approximately $1,114 and $1,417, respectively, which expire in varying amounts between 2024 and 2029.

At December 31, 2010 and 2009, the Company had Illinois net operating loss carryforwards totaling approximately $3,390 and $3,811, respectively, which will expire in varying amounts between 2015 and 2021. Management has not recorded a deferred tax asset for the state net operating loss carryforwards.

Retained earnings at December 31, 2010 and 2009, include approximately $2,216 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if the allocations were expected to reverse into taxable income in the foreseeable future was approximately $753 at December 31, 2010 and 2009.

Note 10:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	December 31,
	2010	2009

Net unrealized gains (losses) on securities available-for-sale	$(132)	$8
Less reclassification adjustment for realized losses on sales of securities included in income	(1)	(7)
Less reclassification adjustment for loss on other than temporary impairment of equity securities	(27)	(59)

Other comprehensive income (loss), before tax effect	(104)	74
Less tax expense (benefit)	(35)	24

Other comprehensive income (loss)	$(69)	$50

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2010	2009

Net unrealized gain on securities available-for-sale	$(7)	$97
Tax effect	3	(32)

Net-of-tax amount	$(4)	$65

Note 11:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Then Bank’s actual capital amounts and ratios are also presented in this table:

	Actual		Minimum Capital Requirements		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total capital (to risk-weighted assets)	$18,285	15.8%	$9,262	8.0%	$11,578	10.0%

Tier I capital (to risk-weighted assets)	16,828	14.5%	4,631	4.0%	6,947	6.0%

Tier I capital (to average assets)	16,828	10.2%	6,613	4.0%	8,266	5.0%

As of December 31, 2009
Total capital (to risk-weighted assets)	$12,558	11.6%	$8,690	8.0%	$10,863	10.0%

Tier I capital (to risk-weighted assets)	11,182	10.3%	4,291	4.0%	6,436	6.0%

Tier I capital (to average assets)	11,182	7.2%	6,236	4.0%	7,795	5.0%

The following is a reconciliation of the Bank equity amount included in the consolidated balance sheets to the amounts reflected above for regulatory capital purposes:

	December 31,
	2010	2009

Bank equity	$17,762	$12,225
Less net unrealized gains (losses)	(7)	64
Less disallowed servicing amounts	43	38
Less disallowed deferred tax assets	898	941

Tier 1 capital	16,828	11,182

Add allowance for loan losses subject to limit	1,452	1,359
Add unrealized gains on available-for-sale equity securities	5	17

Total risk-based capital	$18,285	$12,558

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

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

At December 31, 2010 and 2009, the Company had loans outstanding to executive officers, directors and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	December 31,
	2010	2009

Balance beginning of year	$1,236	$1,200
New loans	285	306
Repayments	(212)	(270)

Balance, end of year	$1,309	$1,236

Deposits from related parties held by the Company at December 31, 2010 and 2009 totaled $1,880 and $3,301, respectively.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Note 14:	Employee Benefit Plans

The Company participates in a multi-employer defined benefit retirement plan covering all employees under 65 years of age. Although employees will receive defined benefits under the multi-employer plan, the multi-employer plan does not provide for the accrual of defined pension benefits for the future services of the present employees. The Company’s expense for this plan was $148 and $138 for the years ended December 31, 2010 and 2009, respectively. The contribution is based on a fixed rate; however, the Employee Retirement Security Act (ERISA) imposes certain contingent liabilities on contributors to multi-employer plans such as this. In the event of plan termination and under certain other conditions, a contributor to a multi-employer pension plan may be liable to the government-established Pension Benefit Guarantee Corporation (PBGC) for the pension benefits guaranteed by ERISA in accordance with formulas established by the PBGC. At December 31, 2010 and 2009, the Company was unable to determine its share of liability, if any, in the event of such conditions on plan termination. Effective January 1, 2008, the Board approved to close the plan to new employees. In 2010, the Company elected to freeze its defined benefit retirement plan. Effective July 1, 2010, all benefit accruals under the Plan ceased.

The Company has a retirement savings 401(k) profit sharing plan covering substantially all employees. The Company matches 50% of the employee’s contribution on the first 6% of the employee’s compensation. Employer contributions charged to expense for 2010 and 2009 were $37 and $38, respectively.

The Company has a liability of $1,102 and $1,101 as of December 31, 2010 and 2009, respectively, for deferred compensation agreements with certain directors of the Company. The agreements provide for 120 monthly payments upon retirement of the directors. The charge to expense for the agreements was $117 for 2010 and $110 for 2009. Such charges reflect the deferred director fees plus the interest accrued at the rate of 5.94 – 8.50% on the contributions to the deferred compensation accounts.

The Company has a supplemental employee retirement plan with certain active officers of the Company. The plan provides for benefits to be paid upon retirement of the officers. The charge to the expense for the plan was $175 and $251 in 2010 and 2009, respectively. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 5.94% to 8.50% discount factor. The liability for the plan was $1,069 and $995 at December 31, 2010 and 2009, respectively.

The Company has adopted a lending policy which provides eligible employees, officers, and directors of the Company the opportunity to obtain one mortgage loan (primary residence only) at an interest rate below what is offered to customers in the normal course of business. The interest rate is based upon 1% below the Fannie Mae rate on the date of entering the program or the date the loan is scheduled to re-price. Employees who have been employed full-time for 3 months or have accumulated 1000 hours of employment are eligible to participate in the plan. The outstanding balance of such loans totaled approximately $2,096 and $2,332 at December 31, 2010 and 2009, respectively. Approximately $857 and $854, respectively, were loans to executive officers and directors. Effective April 2008, directors were no longer eligible to obtain new loans through this program.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Employee Stock Ownership Plan

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

Participants receive the shares at the end of employment. Because the Company’s stock is not traded on an established market, as of December 31, 2010, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

The Company is accounting for its ESOP in accordance with ASC Topic 718, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per shares computations. Dividends, if any, on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended December 31, 2010 and 2009 was $28 and $0, respectively.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

A summary of the ESOP shares at December 31, 2010 and 2009 is as follows:

	2010	2009

Allocated shares	—
Shares released for allocation	4,185	—
Unearned shares	58,590	—

Total ESOP shares	62,775	—

Fair value of unearned shares at December 31	$421	$—

The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At December 31, 2010, the fair value of the 4,185 allocated shares held by the ESOP is $26. The fair value of all shares subject to the repurchase obligation is $26.

Note 15:	Earnings Per Share

Basic earnings per common share for 2010 is presented for the period beginning April 8, 2010, the date of conversion, to December 31, 2010. Income per share data is not presented for 2009, since there were no outstanding shares of common stock until the conversion on April 8, 2010. The factors used in the earnings per common share computation follow:

April 8, 2010 to December 31, 2010

Basic
Net income	$148

Weighted average common shares outstanding	784,689
Less: Average unallocated ESOP shares	(60,867)

Average shares	723,822

Basic earnings per common share	$0.20

There were no potential dilutive common shares for the period presented. There were no common shares outstanding prior to April 8, 2010.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Note 16:	Disclosures About Fair Value of Assets and Liabilities

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

Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Available-for-sale securities:
US Government and federal agency	$3,562	$—	$3,562	$—
Mortgage-backed securities – GSE residential	560	—	560	—
State and political subdivisions	372	—	—	372
Equity securities	471	23	448	—

Mortgage servicing rights	425	—	—	425

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Available-for-sale securities:
US Government and federal agency	$1,008	$—	$1,008	$—
Mortgage-backed securities – GSE residential	1,134	—	1,134	—
State and political subdivisions	580	—	177	403
Equity securities	503	23	480	—

Mortgage servicing rights	398	—	—	398

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Available-for-sale Securities	Mortgage Servicing Rights

Balance, January 1, 2010	$403	$398

Total realized and unrealized gains and losses
Included in net income	—	(3)
Servicing rights that result from asset transfers	—	133
Loans refinanced	—	(103)
Maturity of securities	(31)	—

Balance, December 31, 2010	$372	$425

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

	Available-for-sale Securities	Mortgage Servicing Rights

Balance, January 1, 2009	$433	$301

Total realized and unrealized gains and losses
Included in net income	—	4
Servicing rights that result from asset transfers	—	181
Transfers in and/or out of Level 3	—	—
Loans refinanced	—	(88)
Maturity of securities	(30)	—

Balance, December 31, 2009	$403	$398

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:

Impaired loans (collateral dependent)	$1,953	$—	$—	$1,953

December 31, 2009:

Impaired loans (collateral dependent)	$1,915	$—	$—	$1,915

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest-Bearing Deposits with Other Institutions, Federal Home Loan Bank Stock, Accrued Interest Receivable, Accrued Interest Payable and Advances from Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The following table presents estimated fair values of the Company’s financial instruments December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying Amount	Carrying Amount	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$17,963	$17,963	$15,367	$15,367
Interest-bearing deposits	10,825	10,825	8,110	8,110
Available-for-sale securities	4,965	4,965	3,225	3,225
Held-to-maturity securities	2,548	2,745	3,789	3,939
Loans, net of allowance for loan losses	113,153	114,607	108,895	110,838
Federal Home Loan Bank stock	6,549	6,549	6,549	6,549
Mortgage servicing rights	425	425	398	398
Interest receivable	901	901	515	515

Financial liabilities
Deposits	132,622	132,037	124,361	123,574
Federal Home Loan Bank advances	13,653	14,130	18,128	18,683
Advances from borrowers for taxes and insurance	402	402	415	415
Interest payable	53	53	79	79

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Note 17:	Significant Estimates and Concentrations

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

Deferred Income Taxes

The Company has maintained net deferred tax assets for deductible temporary differences. The Company evaluated the recoverability of the deferred tax asset and established a valuation allowance of $496,000 for certain capital loss carryforwards that are not expected to be fully recognized. Management believes that it is more likely than not that the remainder of the deferred tax assets will be fully realized. The Company has determined that no further valuation allowance is required for any other deferred tax assets as of December 31, 2010, although there is no guarantee that those assets will be recognizable in future periods.

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

At December 31, 2010 and 2009, the Company held $13,735 and $778 in agricultural production loans and $3,622 and $459, respectively in agricultural real estate loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farm land could significantly affect the repayment ability for many agricultural loan customers.

At December 31, 2010 and 2009, the Company held $26,702 and $20,133 in commercial real estate loans and $1,588 and $5,323 in loans collateralized by commercial and development real estate in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

The accompanying financial statements have been prepared using values and information currently available to the Company.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Note 18:	Commitments and Credit Risk

The Company generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in McHenry, Grundy, and to a lesser extent Boone counties, Illinois and Walworth County in Wisconsin. The Company’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in the Company’s markets.

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

At December 31, 2010 and 2009, the Company had outstanding commitments to originate loans aggregating approximately $6,247 and $6,005, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $1,754 and $5,695 at December 31, 2010 and 2009, respectively, with the remainder at floating market rates. The range of fixed rates was 3.75% to 6.50% as of December 31, 2010 and 3.63% to 7.90% as of December 31, 2009.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

The Company had total outstanding standby letters of credit amounting to $125 and $388 at December 31, 2010 and 2009, respectively. The term of the standby letters of credit outstanding at December 31, 2009 expire in 2010. At December 31, 2010 and 2009, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

At December 31, 2010, the Company had granted unused lines of credit to borrowers aggregating approximately $4,534 and $6,728 from commercial lines and open-end consumer lines, respectively. At December 31, 2009, the Company had granted unused lines of credit to borrowers aggregating approximately $1,442 and $8,271 for commercial lines and open-end consumer lines, respectively.

Other Credit Risk

The Company had a concentration of funds on deposit with the Federal Home Loan Bank totaling $3,184 and $2,594 at December 31, 2010 and 2009, respectively.

The Company had a concentration of funds in securities purchased under agreements to resell with Coastal Securities totaling $6,096 and $6,450 at December 31, 2010 and 2009, respectively. The remainder of the agreements totaling $7,800 and $5,350 as of December 31, 2010 and 2009, respectively, were with HEC Opportunity Fund LLC and BCM High Income Fund, LP.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Note 19:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2010	2009
Assets
Cash and due from banks	$183	$67
Investment in common stock of subsidiary	17,762	12,225
ESOP loan	590	—
Other assets	68	571

Total assets	$18,603	$12,863

Liabilities
Other liabilities	$17	$548

Total liabilities	17	548

Stockholders’ Equity	18,586	12,315

Total liabilities and stockholders’ equity	$18,603	$12,863

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Condensed Statements of Income

	Years Ending December 31,
	2010	2009
Income
Interest on ESOP loan	$15	$—
Losses on other-than-temporary impairment of equity securities	(4)	(19)

Total income	11	(19)

Expense
Noninterest expense	151	10

Income (Loss) Before Income Tax and Equity in Undistributed Income of Subsidiary	(140)	(29)

Benefit for Income Taxes	(55)	(5)

Loss Before Equity in Undistributed Loss of Subsidiary	(85)	(24)

Equity in Undistributed Income (Loss) of Subsidiary	234	(238)

Net Income (Loss)	$149	$(262)

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Condensed Statements of Cash Flows

	Years Ending December 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$149	$(262)
Adjustments
Loss on other-than-temporary impairment of equity securities	4	19
Equity in undistributed subsidiary income (loss)	(234)	238
Change in other assets	501	(548)
Change in other liabilities	(531)	549

Net cash used in operating activities	(111)	(4)

Cash flows from investing activities
Loan for ESOP	(628)	—
Payments on ESOP loan	38	—
Contribution to subsidiary capital	(6,000)	—

Net cash used in investing activities	(6,590)	—

Cash flows from financing activities
Proceeds from issuance of common stock, net of costs	6,817	—

Net cash provided by operating activities	6,817	—

Net Change in Cash and Cash Equivalents	116	(4)

Cash and Cash Equivalents at Beginning of Year	67	71

Cash and Cash Equivalents at End of Year	$183	$67

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(in thousands)

Note 20:	Regulatory Matters

Effective September 2, 2010, the Board of Directors of the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”). The MOU, which is an informal enforcement action, requires the Company to take a number of actions, including among other things:

1.	review the business plan of its subsidiary, Harvard Savings Bank, and provide the OTS with a written compliance report identifying any instances of Bank’s material non-compliance with its business plan and establishing a target date for correcting any such non-compliance or indicating that a new business plan will be submitted;

2.	submit a capital plan (the “Capital Plan”) which shall include, among other things, a minimum tangible capital ratio commensurate with the Company’s consolidated risk profile, capital preservation strategies to achieve and maintain the Board-established minimum tangible equity capital ratio, operating strategies to achieve net income levels that will result in adequate cash flow throughout the term of the Capital Plan, and quarterly pro forma consolidated and unconsolidated financial statements for the period covered by the Capital Plan;

3.	submit any material modifications to the Capital Plan to the OTS for its non-objection;

4.	update the Capital Plan on an annual basis;

5.	prepare and submit quarterly reports comparing projected operating results contained in the Capital Plan to actual results;

6.	implement a risk management program which shall, among other things, appoint one or more individuals responsible for implementing and maintaining the program, clearly define the duties of the appointed individual(s), and identify the means and methods to be used to identify and monitor significant risks and trends impacting the Company’s consolidated risk and compliance profile;

7.	to not declare or pay any dividends or purchase, repurchase, or redeem, or commit to purchase, repurchase, or redeem any Company stock without the prior written non-objection of the OTS; and

8.	to not incur any additional debt at the holding company without the prior written non-objection of the OTS.

The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance, although compliance will be determined by the OTS and not by the Company. The requirements of the MOU will remain in effect until the OTS decides to terminate, suspend or modify it.