Form 10-Q
period 2011-03-31
Harvard Illinois Bancorp, Inc.
filed 2011-05-12
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 12, 2011, 784,689 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD ILLINOIS BANCORP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$950	$883
Interest-bearing demand deposits in banks	2,568	3,184
Securities purchased under agreements to resell	16,896	13,896

Cash and cash equivalents	20,414	17,963

Interest-bearing deposits with other financial institutions	9,791	10,825
Available-for-sale securities	4,347	4,965
Held-to-maturity securities, at amortized cost (estimated fair value of $2,433 and $2,745 at March 31, 2011 and December 31, 2010, respectively)	2,250	2,548
Loans, net of allowance for loan losses of $1,913 and $1,873 at March 31, 2011 and December 31, 2010, respectively	111,642	113,153
Premises and equipment, net	3,575	3,615
Federal Home Loan Bank stock, at cost	6,549	6,549
Foreclosed assets held for sale	1,399	767
Accrued interest receivable	520	901
Deferred income taxes	1,308	1,279
Bank-owned life insurance	4,131	4,097
Mortgage servicing rights	490	425
Other	574	664

Total assets	$166,990	$167,751

Liabilities and Equity
Liabilities
Deposits
Demand	$3,964	$4,156
Savings, NOW and money market	48,116	47,937
Certificates of deposit	78,408	79,030
Brokered certificates of deposit	1,499	1,499

Total deposits	131,987	132,622

Federal Home Loan Bank advances	13,159	13,653
Advances from borrowers for taxes and insurance	600	402
Deferred compensation	2,189	2,171
Accrued interest payable	49	53
Other	382	264

Total liabilities	148,366	149,165

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 784,689 shares issued and outstanding	8	8
Additional paid-in capital	6,797	6,799
Unearned ESOP shares, at cost	(576)	(590)
Amount reclassified on ESOP shares	(52)	(26)
Retained earnings	12,455	12,399
Accumulated other comprehensive loss, net of tax	(8)	(4)

Total equity	18,624	18,586

Total liabilities and equity	$166,990	$167,751

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2011	2010

Interest and Dividend Income
Interest and fees on loans	$1,697	$1,775
Securities
Taxable	32	76
Tax-exempt	5	8
Securities purchased under agreements to resell	40	25
Other	37	45

Total interest and dividend income	1,811	1,929

Interest Expense
Deposits	498	614
Federal Home Loan Bank advances	119	170

Total interest expense	617	784

Net Interest Income	1,194	1,145

Provision for Loan Losses	169	216

Net Interest Income After Provision for Loan Losses	1,025	929

Noninterest Income
Customer service fees	63	60
Brokerage commission income	7	6
Net realized gains on loan sales	83	34
Losses on other than temporary impairment of equity securities	—	(4)
Loan servicing fees	47	43
Bank-owned life insurance income, net	34	38
Other	4	4

Total noninterest income	238	181

Noninterest Expense
Compensation and benefits	606	603
Occupancy	139	135
Data processing	124	116
Professional fees	58	37
Marketing	17	24
Office supplies	17	15
Federal deposit insurance	51	54
Indirect automobile servicing fee	22	38
Foreclosed assets, net	86	37
Other	78	64

Total noninterest expense	1,198	1,123

Income (Loss) Before Income Taxes	65	(13)

Provision (Benefit) for Income Taxes	9	(14)

Net Income	$56	$1

Earnings Per Share
Basic and diluted (Note 5)	$0.08	N/A

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Amount Reclassified On ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total

For the three months ended March 31, 2011 (unaudited)

Balance, January 1, 2011	$8	$6,799	$(590)	$(26)	$12,399	$(4)	$18,586

Comprehensive income

Net income	—	—	—	—	56	—	56

Change in unrealized depreciation on available-for-sale securities, net of tax benefit of $1	—	—	—	—	—	(4)	(4)

Total comprehensive income							52

ESOP shares earned	—	(2)	14	—	—	—	12
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(26)	—	—	(26)

Balance, March 31, 2011	$8	$6,797	$(576)	$(52)	$12,455	$(8)	$18,624

For the three months ended March 31, 2010 (unaudited)

Balance, January 1, 2010	$—	$—	$—	$—	$12,250	$65	$12,315

Comprehensive loss

Net income	—	—	—	—	1	—	1

Change in unrealized appreciation on available-for-sale securities, net of tax benefit of $5	—	—	—	—	—	(11)	(11)

Total comprehensive loss							(10)

Balance, March 31, 2010	$—	$—	$—	$—	$12,251	$54	$12,305

See accompanying notes to unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2011	2010

Operating Activities
Net income	$56	$1
Items not requiring (providing) cash
Depreciation	51	51
Provision for loan losses	169	216
Amortization (accretion) of premiums and discounts on securities	18	(5)
Deferred income taxes	(28)	(14)
Net realized gains on loan sales	(83)	(34)
Loss on other than temporary impairment of equity securities	—	4
Losses and write down on foreclosed assets held for sale	60	21
Bank-owned life insurance income, net	(34)	(39)
Originations of loans held for sale	(1,674)	(2,973)
Proceeds from sales of loans held for sale	1,692	2,995
ESOP compensation expense	12	—
Changes in
Accrued interest receivable	381	(124)
Other assets	90	43
Accrued interest payable	(4)	(5)
Deferred compensation	18	19
Other liabilities	92	(32)

Net cash provided by operating activities	816	124

Investing Activities
Net (increase) decrease in interest-bearing deposits	1,034	(1,591)
Purchases of available-for-sale securities	(1)	(1,256)
Proceeds from maturities and pay-downs of available-for-sale securities	593	200
Proceeds from maturities and pay-downs of held-to-maturity securities	301	303
Net change in loans	606	(13,523)
Purchase of premises and equipment	(11)	(145)
Proceeds from sale of foreclosed assets	44	38

Net cash provided by (used in) investing activities	2,566	(15,974)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(13)	6,463
Net increase (decrease) in certificates of deposit, including brokered certificates	(622)	3,817
Net increase in advances from borrowers for taxes and insurance	198	216
Proceeds from Federal Home Loan Bank advances	500	456
Repayments of Federal Home Loan Bank advances	(994)	(2,055)

Net cash provided by (used in) financing activities	(931)	8,897

Net Increase (Decrease) in Cash and Cash Equivalents	2,451	(6,953)

Cash and Cash Equivalents, Beginning of Period	17,963	15,367

Cash and Cash Equivalents, End of Period	$20,414	$8,414

Supplemental Cash Flows Information
Interest paid	$621	$789
Income taxes paid	34	—
Foreclosed assets acquired in settlement of loans	736	272

Supplemental disclosure of noncash financing activities:

With the initial public offering in April 2010, the company loaned $628 to the Employee Stock Ownership Plan, which was used to acquire 62,775 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets. There were no payments on the loan during 2011.

See accompanying notes to unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (In thousands)

Note 1:	Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Harvard Illinois Bancorp, Inc. (Company) and its wholly-owned subsidiaries, Harvard Savings Bank and Harvard Illinois Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The conversion referred to in Note 2 has been accounted for in accordance with accounting principles generally accepted in the United States of America (GAAP). Accordingly, the consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2010 are presented as results of Harvard Savings, MHC and its subsidiaries. The consolidated balance sheet as of March 31, 2011 and the consolidated statement of income and consolidated statement of cash flows for the three months ended March 31, 2011 are presented as results of the Company and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2011 and December 31, 2010, and the results of its operations for the three month periods ended March 31, 2011 and 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 included as part of Harvard Illinois Bancorp, Inc.’s Form 10-K (File No. 000-53935) (2010 Form 10-K) filed with the Securities and Exchange Commission on March 30, 2011.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2010 Form 10–K.

Note 2:	Conversion

On April 8, 2010, Harvard Savings, MHC completed its conversion and reorganization from a two-tier mutual holding company to a stock holding company. In accordance with the plan of conversion adopted by the Board of Directors of Harvard Savings, MHC on July 23, 2009, Harvard Savings, MHC (the mutual holding company) and Harvard Illinois Financial Corporation (the mid-tier stock holding company) ceased to exist as separate legal entities and a stock holding company, Harvard Illinois Bancorp, Inc. issued and sold shares of common stock to eligible depositors of Harvard Savings Bank and to former borrowers of Morris Building & Loan, s.b. in a subscription offering, and to the general public in a community offering. A total of 784,689 shares, par value of $0.01 per shares, were sold in the conversion at $10 per share, raising $7.8 million of gross proceeds. The Company established an employee stock ownership plan that purchased 8% of the total shares, or a total of 62,775 shares in the offering, for a total of $627,750. $1.0 million of conversion expenses were offset against the gross proceeds. Harvard Illinois Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “HARI” on April 9, 2010. The consolidated financial statements include the accounts of Harvard Illinois Bancorp, Inc. and its wholly-owned subsidiary, Harvard Savings Bank.

Note 3:	New Accounting Pronouncements

Recent and Future Accounting Requirements

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the fair value disclosure guidance. The amendments include new disclosures and changes to clarify existing disclosure requirements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this update as of March 31, 2011 did not have a material effect on the Company’s financial statements.

FASB ASC 310 Receivables (“ASC310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk grades, more detailed nonaccrual and past due information and modifications of its financing receivables. The disclosures under ASC 310, as amended, were effective for interim and annual reporting periods ending on or after December 15, 2010. This amendment did not have a significant impact on the Company’s financial results, but it has significantly expanded the disclosures that the Company is required to provide.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU NO. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

FASB has issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The provisions of this ASU remove both of the following from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee; and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The Company is currently evaluating the impact of this ASU.

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

Participants receive the shares at the end of employment. Because the Company’s stock is not traded on an established market, as of March 31, 2011, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

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

A summary of ESOP shares at March 31, 2011 is as follows (dollars in thousands):

Shares committed for release	5,231
Unearned shares	57,544

Total ESOP shares	62,775

Fair value of unearned ESOP shares	$575,440

Note 5:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month period ended March 31, 2011. Income per share data is not presented for the three months ended March 31, 2010, since there were no outstanding shares of common stock until the conversion on April 8, 2010. The factors used in the earnings per common share computation follow (dollars in thousands):

Three Months Ended March 31, 2011

Basic and diluted
Net income	$56

Weighted average common shares outstanding	784,689
Less: Average unallocated ESOP shares	(57,892)

Average shares	726,797

Basic and diluted earnings per common share	$0.08

There were no potential dilutive common shares for the period presented. There were no common shares outstanding prior to April 8, 2010.

Note 6:	Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $16,896 and $13,896 at March 31, 2011 and December 31, 2010, respectively, and represent short-term SBA loans. The securities underlying the agreements are book-entry securities. All securities are delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. These agreements mature by notice by the Company or 30 days by the custodian. The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

At March 31, 2011 and December 31, 2010, agreements to resell securities purchased were outstanding with the following entities (in thousands):

	March 31, 2011	December 31, 2010

BCM High Income Fund, LP	$1,000	$2,000
HEC Opportunity Fund, LLC	5,800	5,800
Coastal Securities	6,096	6,096
Cohen Securities Funding, LLC	4,000	—

Total	$16,896	$13,896

Note 7:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
March 31, 2011:
U.S. government agencies	$2,587	$—	$(33)	$2,554
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	978	18	(12)	984
State and political subdivisions	338	—	—	338
Equity securities	456	15	—	471

	$4,359	$33	$(45)	$4,347

December 31, 2010:
U.S. Government and federal agency	$3,600	$—	$(38)	$3,562
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	545	15	—	560
State and political subdivisions	372	—	—	372
Equity securities	455	16	—	471

	$4,972	$31	$(38)	$4,965

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
March 31, 2011:
U.S. government agencies	$500	$40	$—	$540
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	27	—	—	27
Private-label residential	1,623	143	—	1,766
State and political subdivisions	100	—	—	100

	$2,250	$183	$—	$2,433

December 31, 2010:
U.S. Government agencies	$500	$45	$—	$545
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	30	—	—	30
Private-label residential	1,918	152	—	2,070
State and political subdivisions	100	—	—	100

	$2,548	$197	$—	$2,745

The Company held no securities at March 31, 2011 with a book value that exceeded 10% of total equity, with the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions.

As of March 31, 2011 and December 31, 2010, the Company held investments in FNMA and FHLMC common stock with fair value of $15 and $11, respectively. The investments in FNMA and FHLMC common stock are valued using available market prices. Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of March 31, 2011 and December 31, 2010.

As of March 31, 2011 and December 31, 2010, the Company held investments in Shay Asset Management mutual funds with an amortized cost of $426 and $424, respectively. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of March 31, 2011 and December 31, 2010.

The Company recorded an other-than-temporary impairment on other equity securities of $0 and $4 for the three month periods ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the Company held investments in other equity securities with an amortized cost of $20. Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of March 31, 2011 and December 31, 2010.

Other than temporary impairment recorded for the three month periods ended March 31, 2011 and 2010 totaled $0 and $4, respectively, as previously described.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $2,326 and $2,623 as of March 31, 2011 and December 31, 2010, respectively.

There were no sales of available-for-sale securities for the three month periods ended March 31, 2011 and 2010, respectively.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2011, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$35	$35	$100	$100
One to five years	1,943	1,932	500	540
Five to ten years	947	925	—	—
After ten years	—	—	—	—

	2,925	2,892	600	640
Mortgage-backed securities	978	984	1,650	1,793
Equity securities	456	471	—	—

Totals	$4,359	$4,347	$2,250	$2,433

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at March 31, 2011 was $3,024, which is approximately 45% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are not other-than-temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. Government agencies	$2,554	$(33)	$—	$—	$2,554	$(33)
Mortgage-backed GSE – residential	470	(12)	—	—	470	(12)

Total temporarily impaired securities	$3,024	$(45)	$—	$—	$3,024	$(45)

Note 8:	Loan Portfolio Composition

Categories of loans include:

	March 31, 2011	December 31, 2010
Mortgage loans on real estate
One-to-four family	$44,739	$45,556
Home equity lines of credit and other 2nd mortgages	11,148	11,388
Multi-family residential	1,586	1,431
Commercial	25,869	26,702
Farmland	3,835	3,622
Construction and land development	2,428	1,588

Total mortgage loans on real estate	89,605	90,287
Commercial and industrial	4,640	4,751
Agricultural	14,131	13,735
Purchased indirect automobile, net of dealer reserve	4,688	5,893
Other consumer	267	372

	113,331	115,038

Less
Loans in process	6	6
Net deferred loan fees and costs	(230)	6
Allowance for loan losses	1,913	1,873

Net loans	$111,642	$113,153

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s principal lending activity is the origination of one-to four-family residential mortgage loans but also includes, commercial real estate loans, commercial and industrial, home equity, construction, agricultural and other loans. The primary lending market is McHenry, Grundy and to a lesser extent Boone Counties in Illinois and Walworth County in Wisconsin. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Pursuant to applicable law, the aggregate amount of loans that the Company is permitted to make to any one borrower or a group of related borrowers is generally limited to 25% of our total capital plus the allowance for loan losses.

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

Generally, title insurance or title searches on our mortgage loans are required as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

One- to Four-Family Residential Mortgage Loans

The cornerstone of our lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. Virtually all of the residential loans originated are secured by properties located in our market area.

Due to consumer demand in the current low market interest rate environment, many of our recent originations are 10- to 30-year fixed-rate loans secured by one- to four-family residential real estate. The Company generally originates fixed-rate one- to four-family residential loans in accordance with secondary market standards to permit their sale. During the last several years, consistent with our asset-liability management strategy, most of the fixed rate one- to four-family residential loans we originated with original terms to maturity in excess of ten years were sold in the secondary market.

During recent years, as a part of our asset/liability management policy, seven-year balloon loans with up to 30-year amortization schedules secured by one- to four-family real estate have been originated.

In order to reduce the term to repricing of the loan portfolio, adjustable-rate one- to four-family residential mortgage loans were originated. However, our ability to originate such loans is limited in the current low interest rate environment due to low consumer demand. Our current adjustable-rate mortgage loans carry interest rates that adjust annually at a margin over the one year U.S. Treasury index. Many of our adjustable-rate one- to four-family residential mortgage loans have fixed rates for initial terms of three to five years. Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by the Company generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate.

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

The Company evaluates both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. One- to four-family residential mortgage loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. One- to four-family residential mortgage loans customarily include due-on-sale clauses giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. Residential mortgage loans are originated for our portfolio with loan-to-value ratios of up to 75% for one- to four-family homes, with higher limits applicable to loans with private mortgage insurance on owner-occupied residences.

Commercial Real Estate Loans

In recent years, in an effort to enhance the yield and reduce the term to maturity of our loan portfolio, the Company has sought to increase the commercial real estate loans. Most of the commercial real estate loans have balloon loan terms of three to ten years with amortization terms of 15 to 25 years and fixed interest rates. The maximum loan-to-value ratio of the commercial real estate loans is generally 75%.

The Company considers a number of factors in originating commercial real estate loans. The qualifications and financial condition of the borrower are evaluated, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with the Company and other financial institutions are considered. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial real estate loans are appraised by outside independent appraisers approved by the board of directors or by internal evaluations, where permitted by regulation. Personal guarantees are generally obtained from the principals of commercial real estate loans.

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

Multi Family Real Estate Loans

The Company has a limited number of loans on multi-family residences in our market area. Such loans have terms and are underwritten similarly to our commercial real estate loans and are subject to similar risks.

Home Equity Loans

The Company originates variable-rate home equity lines-of-credit and, to a lesser extent, fixed- and variable-rate loans secured by liens on the borrower’s primary residence. Home equity products are limited to 75% of the property value less any other mortgages. Prior to 2009, home equity loans were originated up to 90% of the property value to our customers where we serviced their first lien mortgage loan. The same underwriting standards are used for home equity lines-of-credit and loans as used for one- to four-family residential mortgage loans. The home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal. The product has a rate ceiling of 18%. Home equity loans with fixed-rate terms typically amortize over a period of up to 15 years. Home equity lines-of-credit provide for an initial draw period of up to five years, with monthly payments of interest calculated on the outstanding balance. At the end of the initial five years, the line may be paid in full or restructured at our then current home equity program.

Construction and Land Development Loans

The Company has construction loans to builders and developers for the construction of one- to four- and multi-family residential units and to individuals for the construction of their primary or secondary residence. The Company has a limited amount of land loans to developers, primarily for the purpose of developing residential subdivisions.

The application process includes a submission of plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). Construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Outside independent licensed appraisers or title company representatives under a construction loan escrow agreement inspect the progress of the construction of the dwelling before disbursements are made.

The Company occasionally makes loans to builders and developers “on speculation” to finance the construction of residential property. At March 31, 2011, there were no construction loans secured by a one- to four-family residential property built on speculation.

The Company has construction loans for commercial development projects such as multi-family, apartment and other commercial buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 75%.

The Company has loans to builders and developers for the development of one- to four-family lots in our market area. These loans have terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 65% on raw land and up to 75% on developed building lots based upon an independent appraisal. Personal guarantees are obtained for land loans.

Loans to individuals for the construction of their residences typically run for up to seven months and then convert to permanent loans. These construction loans have rates and terms comparable to one- to four-family residential loans offered. During the construction phase, the borrower pays interest only at a fixed rate. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 75%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Construction and land lending generally affords the Company an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, the Company may be required to modify the terms of the loan.

Farmland

These loans are primarily secured by farmland located in our market area. Adjustable rate farmland loans have interest rates that generally adjust every one, three or five years in accordance with a designated index and are generally amortized over 15-25 years. Fixed-rate farmland loans generally are for terms of up to 15 years, although many are amortized over longer periods, and include a balloon payment at maturity. Lending policies on such loans generally limit the maximum loan-to-value ratio to 75% of the lesser of the appraised value or purchase price of the property.

While earning higher yields on agricultural mortgage loans than on single-family residential mortgage loans, agricultural-related lending involves a greater degree of risk than single-family residential mortgage loans because of the typically larger loan amounts and potential volatility in the market. In addition, repayments on agricultural loans are substantially dependent on the successful operation of the underlying business and the value of the property collateralizing the loan, both of which are affected by many factors, such as weather and changing market prices, outside the control of the borrower. Finally, some commentators believe that the recent sharp increases in farm land prices could make a price correction more likely.

Substantially all farmland loans are underwritten to conform to agency guidelines to qualify for a government guarantee of up to 90% of the original loan amount, which in turn qualifies them to be sold to a variety of investors in the secondary market. Once the government guarantee is secured from Farmers Home Loan Administration, the guarantee covers up to 90% of any loss on the loan. Longer-term fixed-rate agricultural mortgage loans may be sold in the secondary market, which the Company services for the secondary market purchaser.

Commercial and Industrial Loans

Commercial and industrial loans and lines of credit are originated to small- and medium-sized companies in our primary market area. Commercial and industrial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Commercial and industrial loans generally carry a floating-rate indexed to the prime rate as published in The Wall Street Journal and a one-year term. All commercial and industrial loans are secured.

When making commercial and industrial loans, the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower are considered. Commercial and industrial loans are generally secured by accounts receivable, inventory, equipment and personal guarantees.

Commercial and industrial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. These risks are minimized through underwriting standards and personal guarantees.

Agricultural Loans

Agricultural operating lines of credit generally have terms of one year and are secured by growing crops, livestock and equipment, and mortgages on the farmland. Intermediate-term loans have terms of 2-7 years and will be secured by machinery and equipment. Generally these loans are extended to farmers in our market area for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The maximum term for equipment secured loans is tied to the useful life of the underlying collateral but generally does not exceed 10 years. The interest rate is generally increased with respect to the longer terms loans due to the rate exposure of these loans. The amount of the commitment is based on management’s review of the borrower’s business plan, prior performance, marketability of crops, and current market prices. Recent financial statements are examined and evaluate cash flow analysis and debt-to-net worth, and liquidity ratios. Loans for crop production generally require 75% or more crop insurance coverage.

The repayment of agricultural business loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices, increase in interest rates, and changes in weather conditions. These developments may result in smaller harvests and less income for farmers which may adversely affect such borrower’s ability to repay a loan. Many borrowers also have more than one agricultural business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if the Company forecloses on an agricultural commercial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.

Consumer Loans

The Company has secured and unsecured loans to consumers. However, during recent years, most consumer lending efforts were focused on purchases of indirect automobile loans.

In an effort to expand and diversify our loan portfolio and increase the overall yield on our loan portfolio, since 1999 the Company has purchased indirect loans on new and used automobiles located primarily in Cook County, Illinois. Although we do not separately underwrite each purchased loan, we thoroughly review the knowledge and experience of the originators’ management teams, their underwriting standards, and their historical loss rates. In 2008, we dramatically reduced new indirect automobile loan purchases based on the risk concentration in our portfolio, liquidity requirements, and current economic conditions. The Company resumed purchases in April 2011.

Under the loan purchase arrangement, on a monthly basis the seller aggregates indirect automobile loans into separate loan pools. The pools are then segregated into risk categories with each category having predefined limits as to the maximum amounts allowed. Generally, the pools are sold without recourse. The Company receives a listing of the individual loans in the pool, including loan and borrower information prior to funding the purchase but the Company are not generally permitted to substitute loans in a pool or purchase part of a pool.

The seller is responsible for dealer relationships and the monitoring of their performance. The seller performs all servicing functions including the collection of principal, interest, and fees as well as repossessions and recoveries. Thus, the Company is not involved in the sale of repossessed vehicles.

The Company performs semi-annual reviews of newly purchased loan files and review operational procedures as part of our internal audit function.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances as well as the economy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three months ended March 31, 2011 and year ended December 31, 2010:

	Three Months Ended March 31, 2011 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$352	$150	$34	$629	$5	$291
Provision charged to expense	177	2	1	(12)	—	2
Losses charged off	(87)	(5)	—	(10)	—	—
Recoveries	2	—	—	—	—	—

Balance, end of period	$444	$147	$35	$607	$5	$293

Ending balance: individually evaluated for impairment	$104	$16	$—	$155	$—	$265

Ending balance: collectively evaluated for impairment	$340	$131	$35	$452	$5	$28

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$44,739	$11,148	$1,586	$25,869	$3,835	$2,428

Ending balance: individually evaluated for impairment	$1,869	$150	$—	$686	$—	$665

Ending balance: collectively evaluated for impairment	$42,870	$10,998	$1,586	$25,183	$3,835	$1,763

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Three Months Ended March 31, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$97	$206	$105	$4	$—	$1,873
Provision charged to expense	(1)	6	(4)	(2)	—	169
Losses charged off	—	—	(31)	—	—	(133)
Recoveries	—	—	2	—	—	4

Balance, end of period	$96	$212	$72	$2	$—	$1,913

Ending balance: individually evaluated for impairment	$20	$—	$13	$—	$—	$573

Ending balance: collectively evaluated for impairment	$76	$212	$59	$2	$—	$1,340

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$4,640	$14,131	$4,688	$267	$—	$113,331

Ending balance: individually evaluated for impairment	$103	$—	$50	$1	$—	$3,524

Ending balance: collectively evaluated for impairment	$4,537	$14,131	$4,638	$266	$—	$109,807

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2010 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of year	$504	$83	$4	$437	$5	$74
Provision charged to expense	(58)	102	30	397	—	261
Losses charged off	(111)	(35)	—	(205)	—	(44)
Recoveries	17	—	—	—	—	—

Balance, end of year	$352	$150	$34	$629	$5	$291

Ending balance: individually evaluated for impairment	$60	$15	$—	$174	$—	$275

Ending balance: collectively evaluated for impairment	$292	$135	$34	$455	$5	$16

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$45,556	$11,388	$1,431	$26,702	$3,622	$1,588

Ending balance: individually evaluated for impairment	$1,206	$94	$—	$1,082	$—	$666

Ending balance: collectively evaluated for impairment	$44,350	$11,294	$1,431	$25,620	$3,622	$922

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2010 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$120	$12	$183	$4	$—	$1,426
Provision charged to expense	(28)	194	5	1	—	904
Losses charged off	—	—	(110)	(1)	—	(506)
Recoveries	5	—	27	—	—	49

Balance, end of year	$97	$206	$105	$4	$—	$1,873

Ending balance: individually evaluated for impairment	$21	$—	$32	$—	$—	$577

Ending balance: collectively evaluated for impairment	$76	$206	$73	$4	$—	$1,296

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$4,751	$13,735	$5,893	$372	$—	$115,038

Ending balance: individually evaluated for impairment	$99	$—	$126	$1	$—	$3,274

Ending balance: collectively evaluated for impairment	$4,652	$13,735	$5,767	$371	$—	$111,764

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Three Months Ended March 31, 2010

Balance, beginning of period	$1,426
Provision charged to expense	216
Losses charged off, net of recoveries of $23	(75)

Balance end of period	$1,567

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

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

The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating classified loans from the remaining loans, and then categorizing each group by type of loan. Loans within each type exhibit common characteristics including terms, collateral type, and other risk characteristics. The Company also analyzes historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations.

Although the Company’s policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, the Company has historically evaluated every loan classified as substandard, regardless of size for impairment as part of the review for establishing specific allowances. The Company’s policy also allows for general valuation allowance on certain smaller-balance homogenous pools of loans which are loans criticized as special mention or watch. A separate general allowance calculation is made on these loans based on historical measured weakness, and which is no less than twice the amount of the general allowance calculated on the non-classified loans.

There have been no changes to the Company’s accounting policies or methodology from the prior periods.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. All commercial, agricultural and land development loans are graded at inception of the loan. Subsequently, analyses are performed on an annual basis and grade changes are made as necessary. Interim grade reviews may take place if circumstances of the borrower warrant a more timely review. The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Watch,” “Substandard,” “Doubtful,” and “Loss.” The Company uses the following definitions for risk ratings:

Pass – Loans classified as pass are well protected by the ability of the borrower to pay or by the value of the asset or underlying collateral.

Watch – Loans classified as watch have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loss – Loans classified as loss are the portion of the loan that is considered uncollectible so that its continuance as an asset is not warranted. The amount of the loss determined will be charged-off.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2011 and December 31, 2010:

	March 31, 2011 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$41,121	$10,873	$600	$21,870	$3,835	$1,313
Watch	595	—	—	2,880	—	450
Special Mention	1,154	125	986	433	—	—
Substandard	1,869	150	—	686	—	665

Total	$44,739	$11,148	$1,586	$25,869	$3,835	$2,428

	March 31, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$3,282	$14,131	$4,638	$265	$101,928
Watch	1,061	—	—	1	4,987
Special Mention	194	—	—	—	2,892
Substandard	103	—	50	1	3,524

Total	$4,640	$14,131	$4,688	$267	$113,331

	December 31, 2010 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$42,997	$11,026	$443	$22,275	$3,622	$472
Watch	194	142	—	2,903	—	450
Special Mention	1,159	126	988	442	—	—
Substandard	1,206	94	—	1,082	—	666

Total	$45,556	$11,388	$1,431	$26,702	$3,622	$1,588

	December 31, 2010 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$3,504	$13,735	$5,767	$370	$104,211
Watch	1,089	—	—	1	4,779
Special Mention	59	—	—	—	2,774
Substandard	99	—	126	1	3,274

Total	$4,751	$13,735	$5,893	$372	$115,038

The accrual of interest on loans is generally discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at the earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,559	$595	$1,706	$3,860	$40,879	$44,739	$—
Home equity lines of credit and other 2nd mortgages	120	—	117	237	10,911	11,148	—
Multi-family	—	—	—	—	1,586	1,586	—
Commercial	75	—	686	761	25,108	25,869	—
Farmland	—	—	—	—	3,835	3,835	—
Construction and land development	—	—	—	—	2,428	2,428	—

Total real estate loans	1,754	595	2,509	4,858	84,747	89,605	—

Commercial and industrial	90	92	5	187	4,453	4,640	—
Agriculture	660	—	—	660	13,471	14,131	—
Consumer loans:
Purchased indirect automobile	32	11	7	50	4,638	4,688	—
Other	8	1	1	10	257	267	—

Total consumer loans	40	12	8	60	4,895	4,955	—

Total	$2,544	$699	$2,522	$5,765	$107,566	$113,331	$—

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,708	$193	$1,206	$3,107	$42,449	$45,556	$—
Home equity lines of credit and other 2nd mortgages	121	44	60	225	11,163	11,388	—
Multi-family	—	—	—	—	1,431	1,431	—
Commercial	1,216	—	396	1,612	25,090	26,702	—
Farmland	—	—	—	—	3,622	3,622	—
Construction and land development	—	—	—	—	1,588	1,588	—

Total real estate loans	3,045	237	1,662	4,944	85,343	90,287	—

Commercial and industrial	—	77	—	77	4,674	4,751	—
Agriculture	—	—	—	—	13,735	13,735	—
Consumer loans:
Purchased indirect automobile	70	24	33	127	5,766	5,893	17
Other	6	1	1	8	364	372	—

Total consumer loans	76	25	34	135	6,130	6,265	17

Total	$3,121	$339	$1,696	$5,156	$109,882	$115,038	$17

At March 31, 2011 and December 31, 2010, the Company held $14,131 and $13,735 in agricultural production loans and $3,835 and $3,622, respectively in agricultural real estate loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farm land could significantly affect the repayment ability for many agricultural loan customers.

At March 31, 2011 and December 31, 2010, the Company held $25,869 and $26,702 in commercial real estate loans and $2,428 and $1,588 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan-by-loan basis by either the present value of the expected future cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Significant restructured loans are considered impaired in determining the adequacy of the allowance for loan losses.

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring.

The Company will restructure loans when the borrower demonstrates the inability to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms. Restructurings generally include one or more of the following restructuring options; reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection. Restructured loans in compliance with modified terms are classified as impaired.

The following tables present impaired loans at March 31, 2011 and December 31, 2010:

	March 31, 2011
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,228	$1,248	$—	$1,048	$13
Home equity lines of credit and other 2nd mortgages	117	127	—	88	1
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Farmland	—	—	—	—	—
Construction and land development	—	—	—	—	—

Total real estate loans	1,345	1,375	—	1,136	14

Commercial and industrial	5	5	—	2	—
Agriculture	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—
Other	1	1	—	1	—

Total consumer loans	1	1	—	1	—

Total loans	$1,351	$1,381	$—	$1,139	$14

Loans with a specific allowance
Real estate loans:
One-to-four family	$641	$654	$104	$490	$6
Home equity lines of credit and other 2nd mortgages	33	33	16	34	—
Multi-family	—	—	—	—	—
Commercial	686	786	155	884	—
Farmland	—	—	—	—	—
Construction and land development	665	707	265	665	—

Total real estate loans	2,025	2,180	540	2,073	6

Commercial and industrial	98	98	20	99	1
Agriculture	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	50	50	13	88	1
Other	—	—	—	—	—

Total consumer loans	50	50	13	88	1

Total loans	2,173	2,328	573	2,260	7

Total	$3,524	$3,709	$573	$3,399	$21

	December 31, 2010
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Loans without a specific allowance
Real estate loans:
One-to-four family	$867	$905	$—
Home equity lines of credit and other 2nd mortgages	60	70	—
Multi-family	—	—	—
Commercial	—	—	—
Farmland	—	—	—
Construction and land development	—	—	—

Total real estate loans	927	975	—

Commercial and industrial	—	—	—
Agriculture	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—
Other	1	1	—

Total consumer loans	1	1	—

Total loans	$928	$976	$—

Loans with a specific allowance
Real estate loans:
One-to-four family	$339	$352	$60
Home equity lines of credit and other 2nd mortgages	34	34	15
Multi-family	—	—	—
Commercial	1,082	1,277	174
Farmland	—	—	—
Construction and land development	666	708	275

Total real estate loans	2,121	2,371	524

Commercial and industrial	99	99	21
Agriculture	—	—	—
Consumer loans:
Purchased indirect automobile	126	126	32
Other	—	—	—

Total consumer loans	126	126	32

Total loans	2,346	2,596	577

Total	$3,274	$3,572	$577

The average investment in impaired loans for March 31, 2011 and December 31, 2010 was $3,399 and $3,515, respectively. The interest income recognized on impaired loans for March 31, 2011 and March 31, 2010 was $21 and $40, respectively.

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At March 31, 2011 and December 31, 2010, the Company had $686 and $686 of commercial real estate loans and one-to-four-family real estate loans of $425 and $0 that were modified in troubled debt restructurings and impaired that were considered nonperforming. The Company had troubled debt restructurings that were performing in accordance with their modified terms of $665 and $666 of residential land development loans at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, the Company had $163 and $0 of one-to-four family real estate loans that were modified in troubled debt restructuring and were performing in accordance with their modified terms.

The following table presents the Company’s nonaccrual loans at March 31, 2011 and December 31, 2010. This table excludes performing troubled debt restructurings.

	March 31, 2011	December 31, 2010

Mortgages on real estate:
One-to-four family	$1,869	$1,206
Home equity lines of credit and other 2nd mortgages	150	94
Commercial	686	1,082
Construction and land development	665	666
Commercial and industrial	103	99
Purchased indirect automobile	7	16
Other consumer	1	1

Total	$3,481	$3,164

Note 9:	Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $6,549 or 65,489 shares of Federal Home Loan Bank stock as of March 31, 2011 and December 31, 2010. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval. The FHLB did not pay a dividend in 2010; however, early in 2011 the FHLB announced they had declared a dividend at an annualized rate of 10 basis points per share that was paid on February 14, 2011. Management performed an analysis as of March 31, 2011 and December 31, 2010 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 10:	Accumulated Other Comprehensive Loss

Other comprehensive loss components and related taxes were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net unrealized losses on securities available-for-sale	$(5)	$(20)
Less reclassification adjustment for loss on other than temporary impairment of equity securities	—	(4)

Other comprehensive loss, before tax effect	(5)	(16)
Less tax benefit	(1)	(5)

Other comprehensive loss	$(4)	$(11)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows (in thousands):

	March 31, 2011	December 31, 2010

Net unrealized loss on securities available-for-sale	$(12)	$(7)
Tax effect	4	3

Net-of-tax amount	$(8)	$(4)

Note 11:	Income Taxes

A reconciliation of the income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below (in thousands):

	Three Months Ended March 31,
	2011	2010

Computed at the statutory rate (34%)	$22	$(4)
Decrease resulting from
Tax exempt interest	(1)	(2)
Nondeductible expenses	—	1
Changes in deferred tax valuation allowance	—	4
Cash surrender value of life insurance	(12)	(13)

Actual expense (benefit)	$9	$(14)

Tax benefit as a percentage of pre-tax income (loss)	13.8%	(107.7%)

Note 12:	Disclosures About Fair Value of Assets and Liabilities

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

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include equity securities in FNMA and FHLMC common stock as well as shares in publicly traded financial institutions. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential), municipal securities, and mutual funds. Municipal securities are generally priced using a matrix pricing model. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. These securities include municipal securities with no observable market inputs.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Available-for-sale securities:
US Government and federal agency	$2,554	$—	$2,554	$—
Mortgage-backed securities – GSE residential	984	—	984	—
State and political subdivisions	338	—	—	338
Equity securities	471	19	452	—

Mortgage servicing rights	490	—	—	490

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Available-for-sale securities:
US Government and federal agency	$3,562	$—	$3,562	$—
Mortgage-backed securities – GSE residential	560	—	560	—
State and political subdivisions	372	—	—	372
Equity securities	471	23	338	—

Mortgage servicing rights	425	—	—	425

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (in thousands):

	Available-for- sale Securities	Mortgage Servicing Rights
Balance, January 1, 2011	$372	$425

Total realized and unrealized gains and losses included in net income	—	64
Servicing rights that result from asset transfers	—	13
Loans refinanced	—	(12)
Maturity of securities	(34)	—

Balance, March 31, 2011	$338	$490

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Foreclosed Assets

Foreclosed assets consist primarily of real estate owned. Real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the real estate owned or foreclosed asset could differ from the original estimate and are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2011:

Impaired loans (collateral dependent)	$2,951	$—	$—	$2,951
Foreclosed assets	993	—	—	993

December 31, 2010:

Impaired loans (collateral dependent)	$1,953	$—	$—	$1,953

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

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 (in thousands).

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$20,414	$20,414	$17,963	$17,963
Interest-bearing deposits	9,791	9,791	10,825	10,825
Available-for-sale securities	4,347	4,347	4,965	4,965
Held-to-maturity securities	2,250	2,433	2,548	2,745
Loans, net of allowance for loan losses	111,642	113,353	113,153	114,607
Federal Home Loan Bank stock	6,549	6,549	6,549	6,549
Mortgage servicing rights	490	490	425	425
Interest receivable	520	520	901	901

Financial liabilities
Deposits	131,987	131,383	132,622	132,037
Federal Home Loan Bank advances	13,159	13,587	13,653	14,130
Advances from borrowers for taxes and insurance	600	600	402	402
Interest payable	49	49	53	53

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

Note 13:	Commitments

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

Effective September 2, 2010, the Board of Directors of the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”). The MOU, which is an informal enforcement action, requires the Company to take a number of actions, including among other things:

(A)	review the business plan of its subsidiary, Harvard Savings Bank, and provide the OTS with a written compliance report identifying any instances of Bank’s material non-compliance with its business plan and establishing a target date for correcting any such non-compliance or indicating that a new business plan will be submitted;

(B)	submit a capital plan (the “Capital Plan”) which shall include, among other things, a minimum tangible capital ratio commensurate with the Company’s consolidated risk profile, capital preservation strategies to achieve and maintain the Board-established minimum tangible equity capital ratio, operating strategies to achieve net income levels that will result in adequate cash flow throughout the term of the Capital Plan, and quarterly pro forma consolidated and unconsolidated financial statements for the period covered by the Capital Plan;

(C)	submit any material modifications to the Capital Plan to the OTS for its non-objection;

(D)	update the Capital Plan on an annual basis;

(E)	prepare and submit quarterly reports comparing projected operating results contained in the Capital Plan to actual results;

(F)	implement a risk management program which shall, among other things, appoint one or more individuals responsible for implementing and maintaining the program, clearly define the duties of the appointed individual(s), and identify the means and methods to be used to identify and monitor significant risks and trends impacting the Company’s consolidated risk and compliance profile;

(G)	to not declare or pay any dividends or purchase, repurchase, or redeem, or commit to purchase, repurchase, or redeem any Company stock without the prior written non-objection of the OTS; and

(H)	to not incur any additional debt at the holding company without the prior written non-objection of the OTS.

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

The national economy, and the local economies within our market areas, remain weak. The economy has been marked by high unemployment rates, rising numbers of foreclosures, and contractions in business and consumer credit. The national and local unemployment rates have shown some improvement in 2010 and 2011, but remain high. These conditions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values. We have experienced high levels of non-performing loans and net charge-offs. At March 31, 2011, non-performing loans, including troubled debt restructurings, represented 3.07% of total loans, compared to 2.77% at December 31, 2010. Annualized net charge-offs to average loans were 0.45% and 0.26%, for the three months ended March 31, 2011 and 2010, respectively. The higher levels of non-performing loans, including troubled debt restructurings, and net charge-offs resulted in provisions for loan losses of $169,000 and $216,000 for the quarters ended March 31, 2011 and 2010, respectively.

Should the housing market and economic conditions in our market area stagnate or continue to deteriorate, it will continue to have a material negative effect on the Company’s business and results of operation.

At March 31, 2011, the Bank was categorized as “well capitalized” under regulatory capital requirements.

As further discussed in Note 15 to the financial statements and footnotes included herein, the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”) in 2010. Among other provisions, this informal enforcement action prohibits the Company from declaring or paying dividends, or repurchasing any Company stock without the prior written non-objection of the OTS. The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance. The requirements of the MOU will remain in effect until the OTS decides to terminate, suspend or modify it.

Our net income for the quarter ended March 31, 2011 was $56,000, compared to our net income of $1,000 for the quarter ended March 31, 2010. The increase in net income was due to an increase in net interest income and noninterest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense and the provision for income taxes, respectively.

The following discussion compares the financial condition of Harvard Illinois Bancorp, Inc. and its wholly owned subsidiary, Harvard Savings Bank at March 31, 2011 to its financial condition at December 31, 2010, and the results of operations for the three months ended March 31, 2011 to the same period in 2010. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets at March 31, 2011 decreased $761,000 or 0.5% to $167.0 million from $167.8 million at December 31, 2010. This decrease was primarily the result of decreases in loans of $1.6 million, interest-bearing deposits with other financial institutions of $1.0 million, and securities portfolios of $916,000 during the quarter ended March 31, 2011, offset by increases in cash and cash equivalents of $2.5 million and foreclosed assets held for sale of $632,000.

Cash and cash equivalents increased $2.5 million to $20.4 million at March 31, 2011 from $18.0 million at December 31, 2010 primarily due to an increase of $3.0 million in securities purchased under agreements to resell. The increase in cash and cash equivalents was primarily due to the reinvestment of liquidity generated by the decreases in loans, interest-bearing deposits with other financial institutions and the securities portfolios, offset by the funding of decreases in deposits and Federal Home Loan Bank advances.

The available-for-sale and held-to-maturity securities portfolios decreased $916,000 from December 31, 2010 to March 31, 2011 primarily as a result of $894,000 in debt security maturities, calls and pay-downs. Loans, net decreased $1.6 million to $111.6 million at March 31, 2011 from $113.2 million at December 31, 2010. During the quarter, loan originations, advances and purchases were $16.2 million, which were offset by $1.7 million in loans sold, $15.3 million of loan repayments and payoffs, net of $133,000 in charge-offs, a net increase in allowance for loan losses of $40,000 and transfers to foreclosed assets of $736,000. Foreclosed assets held for sale at March 31, 2011 increased $632,000 to $1.4 million from $767,000 at December 31, 2010 primarily due to the $736,000 transfer from the loan portfolio during the quarter ended March 31, 2011. Foreclosed assets held for sale were written-down $52,000 as a result of a decline in certain property values during the quarter. Based on recent appraisals and sales contract negotiations, management believes the properties are recorded at the lower of cost or fair value less costs to sell as of March 31, 2011.

Total liabilities at March 31, 2011 were $148.4 million, a decrease of $799,000, or 0.5%, compared to $149.2 million at December 31, 2010. The change was due primarily to decreases in deposits of $635,000 and Federal Home Loan Bank advances of $494,000, offset by an increase in advances from borrowers for taxes and insurance of $198,000 during the three months ended March 31, 2011. Deposits decreased modestly as we continued to follow our pricing discipline in a competitive environment to lower our cost of funds. The decrease in Federal Home Loan Bank advances was due to our plan to reduce reliance on borrowed funds by maintaining sufficient liquidity levels to allow these advances to mature without renewal.

Total stockholders’ equity increased by $38,000 during the quarter to $18.6 million at March 31, 2011. The increase largely resulted from net income of $56,000 for the three months ended March 31, 2011, offset by a decrease in accumulated other comprehensive income of $4,000 due to a decrease in the market value of securities available for sale, and a decrease in the balances recorded for the ESOP of $14,000 during the quarter.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. Net income for the three months ended March 31, 2011 was $56,000, compared to net income of $1,000 for the three months ended March 31, 2010, an increase in net income of $55,000. The increase in net income was due to an increase in net interest income of $49,000, an increase in noninterest income of $57,000 and a decrease in the provision for loan losses of $47,000, partially offset by increases in noninterest expense and the provision for income taxes of $75,000 and $23,000, respectively.

Interest and Dividend Income. Total interest and dividend income decreased $118,000 or 6.2% to $1.8 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010. Although average interest-earning assets increased $8.7 million to $155.6 million for the three months ended March 31, 2011 from $146.9 million for the same quarter in 2010, the average yield decreased 60 basis points to 4.65% from 5.25%. This decrease reflected a decline in the interest rate environment for nearly all asset categories during the period, and that the bulk of the increase in interest-earning assets was invested in lower-yielding short-duration securities repurchase agreements. Interest and fees on loans decreased $78,000 for the quarter ended March 31, 2011 compared to the same period in 2010 as the average balance of loans decreased $886,000 to $115.3 million primarily due to repayments and sales of loans outpacing originations and purchases, and as the average yield on loans decreased 22 basis points to 5.89% from 6.11%. Interest income on securities and other interest-earning assets decreased $40,000 for the three months ended March 31, 2011 compared to the year ago period as the average yield on those assets decreased 87 basis points to 1.13% from 2.00%, due to the lower interest rate environment, offset by an increase in average balances of those assets of $9.6 million, primarily due to slow loan demand.

Interest Expense. Total interest expense decreased $167,000 or 21.3% to $617,000 for the three months ended March 31, 2011 from $784,000 for the same period in 2010. Interest expense on deposit accounts decreased $116,000 or 18.9% to $498,000 for the three months ended March 31, 2011 from $614,000 for the same period in 2010. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $80,000, while interest expense on savings, NOW and money market accounts decreased $36,000 during the period. The average balance in certificates of deposits and brokered certificates of deposit increased $4.8 million, with the cost of these deposits decreasing 58 basis points to 2.30% for the three months ended March 31, 2011 compared to the same period in 2010. The average balances of savings, NOW and money market accounts increased $1.5 million while the cost of these deposits decreased 32 basis points to 0.32% during the three months ended March 31, 2011 from the three months ended March 31, 2010. The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and promotional events pricing, and the declining market interest rates for deposits.

Interest expense on Federal Home Loan Bank advances decreased $51,000 to $119,000 for the three months ended March 31, 2011 from $170,000 for the three months ended March 31, 2010. The average balance of advances decreased $3.7 million while the average cost of this funding decreased 44 basis points for the three months ended March 31, 2011 from the comparable period in 2010. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2011 compared to 2010.

Net Interest Income. Net interest income increased $49,000 or 4.5% to $1.2 million for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2010, primarily as a result of the ratio of our average interest-earning assets to average interest-bearing liabilities which increased to 109.58% for the three months ended March 31, 2011 from 105.38% for the same period in 2010, partially offset by decreases to our net interest rate spread of 8 basis points to 2.92% from 3.00%, and our net interest margin of 5 basis points to 3.07% from 3.12%. The decreases in our net interest rate spread and net interest margin reflected the higher average balances maintained as well as the lower reinvestment rates for interest-earning deposits, securities purchased under agreements to resell and the available-for-sale portfolio, offset partially by the repricing of all deposit products at lower rates, and maturity of higher cost fixed –rate fixed –term Federal Home Loan Bank advances.

Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when we believe the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Allowance at beginning of period	$1,873	$1,426
Provision for loan losses	169	216
Charge-offs:
Real estate loans:
One-to four family	87	45
Home equity line of credit and other 2nd mortgage	5	—
Commercial	10	—

Total charge-offs, real estate loans	102	45

Consumer loans:
Purchased indirect automobile	31	52
Other	—	1

Total charge-offs, consumer loans	31	53

Total charge-offs	133	98

Recoveries:
Real estate loans:
One-to four family	2	5

Total recoveries, real estate loans	2	5

Commercial and industrial	—	4

Consumer loans:
Purchased indirect automobile	2	14

Total recoveries, consumer loans	2	14

Total recoveries	4	23

Net charge-offs	(129)	(75)

Allowance at end of period	$1,913	$1,567

Allowance to non-performing loans	54.96%	81.57%
Allowance to total loans outstanding at the end of the period	1.69%	1.27%
Net charge-offs to average total loans outstanding during the period, annualized	0.45%	0.26%

We evaluate the allowance for loan losses on a regular basis and the provision is based upon our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Based upon our evaluation of these factors, a provision of $169,000 was recorded for the three months ended March 31, 2011, a decrease of $47,000 or 21.8% from $216,000 for the same period in 2010. The provision for loan losses reflected net charge offs of $129,000 for the quarter ended March 31, 2011, compared to $75,000 for the quarter ended March 31, 2010. The larger provision in 2010 was impacted by the $12.6 million growth in total loans, primarily agricultural loans, during the quarter compared to the $1.7 million decrease in total loans during the same period in 2011. The allowance for loan losses was $1.9 million, or 1.69% of total loans at March 31, 2011, compared to $1.9 million, or 1.63% of total loans at December 31, 2010. At March 31, 2011, we had identified substandard loans totaling $3.5 million, all of which were considered impaired, and established an allowance for loan losses of $573,000. At December 31, 2010, we considered all substandard loans totaling $3.3 million to be impaired and established an allowance for loan losses of $577,000. Impaired loans were significantly impacted by declining real estate values collateralizing these loans.

A provision of $216,000 was recorded for the three months ended March 31, 2010, while net charge offs totaled $75,000. The allowance for loan losses was $1.6 million, or 1.27% of total loans at March 31, 2010, compared to $1.4 million, or 1.29% of total loans at December 31, 2009. At March 31, 2010, we had identified substandard loans totaling $3.6 million, all of which were considered impaired, and established an allowance for loan losses of $397,000. At December 31, 2009, we considered all substandard loans totaling $3.8 million impaired and established an allowance for loan losses of $431,000.

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

The allowance as a percent of nonperforming loans decreased to 54.96% at March 31, 2011 from 81.57% at March 31, 2010, primarily due to an 84.2% increase in nonperforming loans to $3.5 million at March 31, 2011, compared to $1.9 million at March 31, 2010. Net charge-offs as a percent of average total loans outstanding increased 73.1% to 0.45% for the quarter ended March 31, 2011 from 0.26% for the same quarter in 2010, due to an increase in net charge-offs of $54,000 to $129,000 and an $886,000 decrease in average loans outstanding to $115.3 million.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of March 31, 2011 and December 31, 2010 (dollars in thousands).

	March 31, 2011			December 31, 2010
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

Real estate loans:
One-to-four-family	$444	23.21%	39.48%	$352	18.79%	39.60%
Home equity line of credit and other 2nd mortgage	147	7.68	9.84	150	8.01	9.90
Multi-family	35	1.83	1.40	34	1.82	1.24
Commercial	607	31.73	22.83	629	33.58	23.21
Farmland	5	0.26	3.38	5	0.26	3.15
Construction and land development	293	15.32	2.14	291	15.54	1.38

Total real estate loans	1,531	80.03	79.07	1,461	78.00	78.48

Commercial and industrial	96	5.02	4.09	97	5.18	4.13

Agriculture	212	11.08	12.47	206	11.00	11.94

Consumer loans:
Purchased indirect automobile	72	3.76	4.14	105	5.61	5.13
Other	2	0.11	0.23	4	0.21	0.32

Total consumer loans	74	3.87	4.37	109	5.82	5.45

Unallocated	—	0.00	0.00	—	0.00	0.00

Total allowance for loan losses	$1,913	100.00%	100.00%	$1,873	100.00%	100.00%

The increase in the allowance for loan losses allocated to one- to four-family real estate loans was primarily due to the increased recourse obligation on loans sold to the Federal Home Loan Bank which was impacted by claims processed on loan foreclosures, as well as an increase in impaired loans and related specific reserves in that category.

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At March 31, 2011	At December 31, 2010
Non-accrual loans:
Real estate loans:
One-to four-family	$1,869	$1,206
Home equity lines of credit and other 2nd mortgage	150	94
Commercial	686	1,082
Construction and land development	665	666

Total real estate loans	3,370	3,048

Commercial and industrial	103	99
Consumer loans:
Purchased indirect automobile	7	16
Other	1	1

Total consumer loans	8	17

Total non-accrual loans	3,481	3,164

Accruing loans past due 90 days or more:
Consumer loans:
Purchased indirect automobile	—	17
Other	—	—

Total consumer loans	—	17

Total accruing loans past due 90 days or more	—	17

Total of nonaccrual and 90 days or more past due loans	3,481	3,181

Other real estate owned:
One-to four family	993	696
Commercial	350	—

Total other real estate owned	1,343	696

Repossessed automobiles	56	71

Total non-performing assets	4,880	3,948

Troubled debt restructurings (not included in nonaccrual loans above)	—	—

Total non-performing assets and troubled debt restructurings	$4,880	$3,948

Total non-performing loans to total loans	3.07%	2.77%
Total non-performing assets to total assets	2.92%	2.35%
Total non-performing loans and troubled debt restructurings to total loans	3.07%	2.77%
Total non-performing assets and troubled debt restructurings to total assets	2.92%	2.35%

The increase in nonaccrual one-to four-family real estate loans is primarily due to the addition four loans totaling $728,000, including one loan totaling $425,000 that was modified in a troubled debt restructuring, offset partially by one loan totaling $63,000 that was transferred to other real estate owned during the first quarter of 2011. The decrease in nonaccrual commercial real estate loans is primarily the result of one commercial real estate loan totaling $386,000 and secured by an owner-occupied retail strip center in McHenry County that was transferred to other real estate owned.

The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at March 31, 2011 and December 31, 2010. Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list (in thousands).

	March 31, 2011	December 31, 2010
Watch loans	$4,987	$4,779
Special Mention loans	2,892	2,774
Substandard loans	3,524	3,274

Total watch list loans	$11,403	$10,827

The increase in watch loans during the first quarter of 2011 is primarily due to an increase in one-to four- family real estate loans past due 60 days or more.

Noninterest Income. Noninterest income increased $57,000 or 31.5% to $238,000 for the three months ended March 31, 2011 from $181,000 for the three months ended March 31, 2010. The increase was primarily related to net gains on loan sales which increased $49,000 to net gains of $83,000 for the three months ended March 31, 2011, compared to net gains of $34,000 for the same period in 2010. Gains on loan sales included the net increase in fair value of mortgage servicing rights of $65,000 in the first quarter of 2011, compared to the net increase in fair value of mortgage servicing rights of $12,000 for the same period in 2010, an increase of $53,000 primarily due to the significant decrease in prepayment speeds during the quarter ended March 31, 2011 resulting from increasing market interest rates for mortgage loans.

Noninterest Expense. Noninterest expense increased $75,000 or 6.8% to $1.2 million for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2010. Losses on foreclosed assets, net increased $49,000 to $86,000 for the quarter ended March 31, 2011 from $37,000 for the same period in 2010, primarily due to losses from writedowns and sales of foreclosed assets of $52,000 and $8,000 in 2011 compared to writedowns of $22,000 and gains on sales of $1,000 in 2010. Professional fees increased $21,000 to $58,000 for the three months ended March 31, 2011 from $37,000 for the same period in 2010. Other noninterest expense increased $14,000 to $78,000 for the three months ended March 31, 2011 from $64,000 for the quarter ended March 31, 2010. The increases in professional fees and other noninterest expense in 2011 were due primarily to the obligations of being a new public company, including substantial new public reporting obligations and the implementation of stock benefit plans.

Provision for Income Taxes. The provision for income taxes was $9,000 for the three months ended March 31, 2011 compared to a benefit of $14,000 for the same period in 2010. The higher income tax provision for the first quarter of 2011 reflects a higher level of pre-tax income compared to 2010. The effective tax provision (benefit) as a percent of pre-tax income (loss) was 13.8% and (107.7)% for the three months ended March 31, 2011 and 2010, respectively.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities were $816,000 and $124,000 for the three months ended March 31, 2011 and 2010, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities were $2.6 million and $(16.0) million for the three months ended March 31, 2011 and 2010, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by (used in) financing activities was $(931,000) and $8.9 million for the three months ended March 31, 2011 and 2010, respectively.

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

	March 31, 2011	December 31, 2010	Minimum
	Actual	Actual	Required

Tier 1 capital to average assets	10.1%	10.2%	5.0%
Tier 1 capital to risk-weighted assets	14.6%	14.5%	6.0%
Total capital to risk-weighted assets	15.8%	15.8%	10.0%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2011 and December 31, 2010 (in thousands).

	March 31, 2011	December 31, 2010

Commitments to fund loans	$13,621	$17,500
Standby letters of credit	125	125

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2011 totaled $38.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2011			2010
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost

Assets
Interest- earning assets:
Interest -earning deposits	$11,248	$35	1.24%	$10,098	$45	1.78%
Securities purchased under agreements to resell	15,443	40	1.04%	6,839	25	1.46%
Securities, tax-exempt	467	5	4.28%	677	8	4.73%
Securities, taxable	6,613	32	1.94%	6,562	76	4.63%
Loans	115,323	1,697	5.89%	116,209	1,775	6.11%
Federal Home Loan Bank stock	6,549	2	0.12%	6,549	—	0.00%

Total interest earning assets	155,643	1,811	4.65%	146,934	1,929	5.25%

Non-interest earning assets	12,288			12,571

Total assets	$167,931			$159,505

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$15,355	11	0.29%	$14,103	13	0.37%
NOW and money market accounts	32,957	27	0.33%	32,740	61	0.75%
Certificates of deposit	78,381	441	2.25%	72,255	508	2.81%
Brokered certificates of deposit	1,499	19	5.07%	2,811	32	4.55%
Federal Home Loan Bank advances	13,841	119	3.44%	17,525	170	3.88%

Total interest-bearing Liabilities	142,033	617	1.74%	139,434	784	2.25%

Non-interest-bearing deposits	4,069			4,812
Other non-interest-bearing liabilities	3,105			2952

Total liabilities	149,207			147,198
Equity	18,724			12,307

Total liabilities and equity	$167,931			$159,505

Net interest income		$1,194			$1,145

Interest rate spread			2.92%			3.00%

Net interest margin			3.07%			3.12%

Average interest earning assets to average interest-bearing liabilities			109.58%			105.38%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Three Months Ended March 31,
	2011 Compared to 2010
	Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(16)	$6	$(10)
Securities purchased under agreements to resell	(5)	20	15
Securities, tax-exempt	(1)	(2)	(3)
Securities, taxable	(45)	1	(44)
Loans	(65)	(13)	(78)
Federal Home Loan Bank stock	2	—	2

Total	(130)	12	(118)

Interest Expense:

Savings accounts	(3)	1	(2)
NOW and money market accounts	(34)	—	(34)
Certificates of deposit	(116)	49	(67)
Brokered certificates of deposit	4	(17)	(13)
Federal Home Loan Bank advances	(18)	(33)	(51)

Total	(167)	—	(167)

Increase in net interest income	$37	$12	$49

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

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

During the quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HARVARD ILLINOIS BANCORP, INC.
Registrant

Date: May 12, 2011	/s/ Duffield J. Seyller III
Duffield Seyller III
President and Chief Executive Officer

/s/ Donn L. Claussen
Donn L. Claussen
Executive Vice President and Chief Financial Officer