Form 10-Q
period 2011-06-30
Harvard Illinois Bancorp, Inc.
filed 2011-08-12
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronic and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period the registrant was required to submit and post such filings).    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of August 12, 2011, 816,076 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD ILLINOIS BANCORP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$1,309	$883
Interest-bearing demand deposits in banks	1,351	3,184
Securities purchased under agreements to resell	16,381	13,896

Cash and cash equivalents	19,041	17,963

Interest-bearing deposits with other financial institutions	7,705	10,825
Available-for-sale securities	5,401	4,965
Held-to-maturity securities, at amortized cost (estimated fair value of $2,280 and $2,745 at June 30, 2011 and December 31, 2010, respectively)	2,091	2,548
Loans, net of allowance for loan losses of $1,916 and $1,873 at June 30, 2011 and December 31, 2010, respectively	114,280	113,153
Premises and equipment, net	3,552	3,615
Federal Home Loan Bank stock, at cost	6,549	6,549
Foreclosed assets held for sale	1,412	767
Accrued interest receivable	681	901
Deferred income taxes	1,307	1,279
Bank-owned life insurance	4,165	4,097
Mortgage servicing rights	437	425
Other	551	664

Total assets	$167,172	$167,751

Liabilities and Equity
Liabilities
Deposits
Demand	$4,475	$4,156
Savings, NOW and money market	47,612	47,937
Certificates of deposit	78,630	79,030
Brokered certificates of deposit	1,499	1,499

Total deposits	132,216	132,622

Federal Home Loan Bank advances	13,187	13,653
Advances from borrowers for taxes and insurance	413	402
Deferred compensation	2,208	2,171
Accrued interest payable	42	53
Other	404	264

Total liabilities	148,470	149,165

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 816,076 and 784,689 shares issued and outstanding, respectively at June 30, 2011 and December 31, 2010	8	8
Additional paid-in capital	6,798	6,799
Unearned ESOP shares, at cost	(565)	(590)
Amount reclassified on ESOP shares	(60)	(26)
Retained earnings	12,498	12,399
Accumulated other comprehensive income (loss), net of tax	23	(4)

Total equity	18,702	18,586

Total liabilities and equity	$167,172	$167,751

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2011	2010	2011	2010

Interest and Dividend Income
Interest and fees on loans	$1,659	$1,809	$3,356		$3,584
Securities
Taxable	48	72	80		148
Tax-exempt	2	6	7		14
Securities purchased under agreements to resell	56	11	96		36
Other	33	46	70		91

Total interest and dividend income	1,798	1,944	3,609		3,873

Interest Expense
Deposits	473	608	971		1,222
Federal Home Loan Bank advances	107	163	226		333

Total interest expense	580	771	1,197		1,555

Net Interest Income	1,218	1,173	2,412		2,318

Provision for Loan Losses	127	216	296		432

Net Interest Income After Provision for Loan Losses	1,091	957	2,116		1,886

Noninterest Income
Customer service fees	61	70	124		130
Brokerage commission income	10	11	17		17
Net realized gains (losses) on loan sales	(36)	(25)	47		9
Net realized losses on sales of available-for-sale securities	—	(1)	—		(1)
Losses on other than temporary impairment of equity securities	—	(2)	—		(6)
Loan servicing fees	46	41	93		84
Bank-owned life insurance income, net	34	40	68		78
Other	3	3	7		7

Total noninterest income	118	137	356		318

Noninterest Expense
Compensation and benefits	609	621	1,215		1,224
Occupancy	130	113	269		248
Data processing	114	118	238		234
Professional fees	67	66	125		103
Marketing	18	20	35		44
Office supplies	11	14	28		29
Federal deposit insurance	54	62	105		116
Indirect automobile loan servicing fees	19	56	41		94
Foreclosed assets, net	44	34	130		71
Other	95	76	173		140

Total noninterest expense	1,161	1,180	2,359		2,303

Income (Loss) Before Income Taxes	48	(86)	113		(99)

Provision (Benefit) for Income Taxes	5	(54)	14		(68)

Net Income (Loss)	$43	$(32)	$99		$(31)

Earnings (Loss) Per Share (Note 5)
Basic	$.06	$(.04)	$.14	$	N/A
Diluted	.06	(.04)	.14		N/A

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the six months ended June 30, 2011 (unaudited)

Balance, January 1, 2011	$8	$6,799	$(590)	$(26)	$12,399	$(4)	$18,586

Comprehensive income:

Net income	—	—	—	—	99	—	99

Change in unrealized appreciation on available-for-sale securities, net of taxes of $16	—	—	—	—	—	27	27

Total comprehensive income							126

Issuance of 31,387 shares of restricted stock (rounded to less than $1)	—	—	—	—	—	—	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(34)	—	—	(34)
ESOP shares earned	—	(1)	25	—	—	—	24

Balance, June 30, 2011	$8	$6,798	$(565)	$(60)	$12,498	$23	$18,702

For the six months ended June 30, 2010 (unaudited)

Balance, January 1, 2010	$—	$—	$—	$—	$12,250	$65	$12,315

Comprehensive loss:

Net loss	—	—	—	—	(31)	—	(31)

Change in unrealized appreciation on available-for-sale securities, net of tax benefit of $23	—	—	—	—	—	(16)	(16)

Total comprehensive loss							(47)

Common stock issued in initial public offering, 784,689 shares, net of issuance costs of $1,030	8	6,809	—	—	—	—	6,817
Acquisition of ESOP shares	—	—	(628)	—	—	—	(628)
ESOP shares earned	—	(2)	13	—	—	—	11

Balance, June 30, 2010	$8	$6,807	$(615)	$—	$12,219	$49	$18,468

See accompanying notes to unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	(Unaudited) Six Months Ended June 30,
	2011	2010

Operating Activities
Net income (loss)	$99	$(31)
Items not requiring (providing) cash
Depreciation	101	102
Provision for loan losses	296	432
Amortization (accretion) of premiums and discounts on securities	22	(9)
Deferred income taxes	(44)	(68)
Net realized gains on loan sales	(47)	(9)
Net realized losses on sales of available-for-sale securities	—	1
Loss on other than temporary impairment of equity securities	—	6
Losses and write downs on foreclosed assets held for sale	96	50
Bank-owned life insurance income, net	(68)	(78)
Originations of loans held for sale	(2,933)	(7,540)
Proceeds from sales of loans held for sale	2,968	7,587
ESOP compensation expense	24	11
Changes in
Accrued interest receivable	220	(249)
Other assets	113	740
Accrued interest payable	(11)	(12)
Deferred compensation	37	42
Other liabilities	106	29

Net cash provided by operating activities	979	1,004

Investing Activities
Net (increase) decrease in interest-bearing deposits	3,120	(3,446)
Purchases of available-for-sale securities	(1,640)	(2,011)
Proceeds from the sales of available-for-sale securities	—	927
Proceeds from maturities and pay-downs of available-for-sale securities	1,216	823
Proceeds from maturities and pay-downs of held-to-maturity securities	466	584
Net change in loans	(2,744)	(13,748)
Purchase of premises and equipment	(38)	(151)
Proceeds from sale of foreclosed assets	580	140

Net cash provided by (used in) investing activities	960	(16,882)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(6)	(2,136)
Net increase (decrease) in certificates of deposit, including brokered certificates	(400)	5,751
Net increase in advances from borrowers for taxes and insurance	11	87
Proceeds from Federal Home Loan Bank advances	6,100	2,206
Repayments of Federal Home Loan Bank advances	(6,566)	(2,822)
Proceeds from issuance of common stock, net of costs	—	6,817
Stock issuance from Employee Stock Ownership Plan purchase	—	(628)

Net cash provided by (used in) financing activities	(861)	9,275

Net Increase (Decrease) in Cash and Cash Equivalents	1,078	(6,603)

Cash and Cash Equivalents, Beginning of Period	17,963	15,367

Cash and Cash Equivalents, End of Period	$19,041	$8,764

Supplemental Cash Flows Information
Interest paid	$1,208	$1,567
Income taxes paid	65	—
Foreclosed assets acquired in settlement of loans	1,321	404

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

(UNAUDITED) (Dollar Amounts In thousands)

Note 1:	Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Harvard Illinois Bancorp, Inc. (Company) and its wholly-owned subsidiaries, Harvard Savings Bank and Harvard Illinois Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The conversion referred to in Note 2 has been accounted for in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated balance sheets as of June 30, 2011 and December 31, 2010 and the consolidated statements of income, stockholders’ equity and cash flows for the three and six months ended June 30, 2011 are presented as results of the Company and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2011 and December 31, 2010, and the results of its operations for the three and six month periods ended June 30, 2011 and 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 included as part of Harvard Illinois Bancorp, Inc.’s Form 10-K (File No. 000-53935) (2010 Form 10-K) filed with the Securities and Exchange Commission on March 30, 2011.

The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2010 Form 10–K.

Note 2:	Conversion

On April 8, 2010, Harvard Savings, MHC completed its conversion and reorganization from a two-tier mutual holding company to a stock holding company. In accordance with the plan of conversion adopted by the Board of Directors of Harvard Savings, MHC on July 23, 2009, Harvard Savings, MHC (the mutual holding company) and Harvard Illinois Financial Corporation (the mid-tier stock holding company) ceased to exist as separate legal entities and a stock holding company, Harvard Illinois Bancorp, Inc. issued and sold shares of common stock to eligible depositors of Harvard Savings Bank and to former borrowers of Morris Building & Loan, s.b. in a subscription offering, and to the general public in a community offering. A total of 784,689 shares, par value of $0.01 per shares, were sold in the conversion at $10 per share, raising $7.8 million of gross proceeds. The Company established an employee stock ownership plan that purchased 8% of the total shares, or a total of 62,775 shares in the offering, for a total of $627,750. $1.0 million of conversion expenses were offset against the gross proceeds. Harvard Illinois Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “HARI” on April 9, 2010. The consolidated financial statements include the accounts of Harvard Illinois Bancorp, Inc. and its wholly-owned subsidiaries, Harvard Savings Bank and Harvard Illinois Financial Corporation.

Note 3:	New Accounting Pronouncements

Recent and Future Accounting Requirements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.

The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is currently evaluating the impact of this standard.

Note 4:	Stock-based Compensation

In connection with the conversion to stock form, the Bank established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 18). The ESOP borrowed funds from the Company in an amount sufficient to purchase 62,775 shares (approximately 8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and is being repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets. Contributions are being applied to repay interest on the loan first, then the remainder are being applied to principal. The loan is expected to be repaid over a period of up to 15 years. Shares purchased with the loan proceeds are being held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants vest 100% in their accrued benefits under the employee stock ownership plan after three vesting years, with no prorated vesting prior to reaching three vesting years. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

Participants receive the shares at the end of employment. Because the Company’s stock is not traded on an established market, as of June 30, 2011, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

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

A summary of ESOP shares is as follows (dollars in thousands):

	June 30, 2011	December 31, 2010

Shares committed for release	6,277	4,185
Unearned shares	56,498	58,590

Total ESOP shares	62,775	62,775

Fair value of unearned ESOP shares	$540	$421

On May 26, 2011, the stockholders approved the Harvard Illinois Bancorp, Inc. 2011 Equity Incentive Plan (the “Equity Incentive Plan”) for employees and directors of the Company. The Equity Incentive Plan authorizes the issuance of up to 109,856 shares of the Company’s common stock, with no more than 31,387 of shares as restricted stock awards and 78,469 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Equity Incentive Plan).

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock. Of the 73,761 stock options granted, 63,167 were qualified stock options and 10,594 were nonqualified. Stock options and restricted stock vest over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At June 30, 2011, there were 4,708 shares available for future grants under this plan.

The following table summarizes stock option activity for the six months ended June 30, 2011 (dollars in thousands):

	Options	Weighted- Average Exercise Price/Share		Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2011	—		$—
Granted	73,761		8.10
Exercised	—		—
Forfeited	—		—

Outstanding, June 30, 2011	73,761		$8.10	9.98	$4	(1)

Exercisable, June 30, 2011	0	$	N/A	N/A	$0

(1)	Based on closing price of $8.15 per share on June 30, 2011.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

The weighted-average grant-date fair value of options granted during the period was $4.11. The total intrinsic value of options exercised during the period ended June 30, 2011, was $4.

The fair value for each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions. The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate. The expected dividend yield is estimated using the projected annual dividend level and recent stock price of the Company’s common stock at the date of grant. Expected volatility is based on historical volatility of the Company’s stock and other factors. The expected life of the options is calculated based on the “simplified” method as provided for under Staff Accounting Bulletin No. 110. The expected term of options granted represents the period of time that options are expected to be outstanding.

The weighted-average assumptions used in the Black-Scholes option pricing model for the years indicated were as follows:

2011

Risk-free interest rate	2.50%
Expected dividend yield	0.00%
Expected stock volatility	46.00%
Expected life (years)	7.00
Fair value (not in thousands)	$4.11

There were no options that vested during the six months ended June 30, 2011. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the six months ended June 30, 2011. Total unrecognized compensation cost related to nonvested stock options was $303 at June 30, 2011 and is expected to be recognized over a weighted-average period of 5 years.

The following table summarizes non-vested restricted stock activity for the six months ended June 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value

Balance, beginning of year	—	$—
Granted	31,387	8.10
Forfeited	—	—
Earned and issued	—	—

Balance, end of period	31,387	$8.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. The weighted-average grant date fair value of restricted stock granted during the six months ended March 31, 2011 was $8.10 per share or $254. Stock-based compensation expense and related tax benefit for restricted stock was nominal and was recognized in non-interest expense for the six months ended June 30, 2011. Unrecognized compensation expense for nonvested restricted stock awards was $254 and is expected to be recognized over 5 years with a corresponding credit to paid-in capital.

Note 5:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month and six-month periods ended June 30, 2011. Income per share data presented for the period ended June 30, 2010 is from the date of conversion on April 8, 2010 since there were no outstanding shares of common stock until that date. The factors used in the earnings per common share computation follow (dollars in thousands):

	Three Months Ended June 30, 2011	April 18, 2010 to June 30, 2010	Six Months Ended June 30, 2011

Net income (loss)	$43	$(32)	$99

Basic weighted average shares outstanding	784,689	784,689	784,689
Less: Average unallocated ESOP shares	(56,846)	(61,927)	(57,369)

Basic average shares outstanding	727,843	722,762	727,320

Diluted effect of restricted stock awards	8	—	4

Diluted average shares outstanding	727,851	722,762	727,324

Basic earnings (loss) per share	$.06	$(.04)	$.14

Diluted earnings (loss) per share	$.06	$(.04)	$.14

Options to purchase 73,761 shares were outstanding at June 30, 2011, but were not included in the computation of diluted earnings per share as the options were considered antidilutive for all periods ended June 30, 2011. There were no common shares outstanding prior to April 8, 2010.

Note 6:	Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $16,381 and $13,896 at June 30, 2011 and December 31, 2010, respectively, and represent short-term SBA and USDA loans. The securities underlying the agreements are book-entry securities. All securities are delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. These agreements mature by notice by the Company or 30 days by the custodian. The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

At June 30, 2011 and December 31, 2010, agreements to resell securities purchased were outstanding with the following entities (in thousands):

	June 30, 2011	December 31, 2010

BCM High Income Fund, LP	$10,221	$2,000
HEC Opportunity Fund, LLC	2,930	5,800
Coastal Securities	—	6,096
Cohen Securities Funding, LLC	3,230	—

Total	$16,381	$13,896

Note 7:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2011:
U.S. government agencies	$3,963	$10	$(8)	$3,965
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	943	17	(1)	959
Equity securities	459	18	—	477

	$5,365	$45	$(9)	$5,401

December 31, 2010:
U.S. Government and federal agency	$3,600	$—	$(38)	$3,562
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	545	15	—	560
State and political subdivisions	372	—	—	372
Equity securities	455	16	—	471

	$4,972	$31	$(38)	$4,965

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
June 30, 2011:
U.S. government agencies	$500	$43	$—	$543
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	26	—	—	26
Private-label residential	1,465	146	—	1,611
State and political subdivisions	100	—	—	100

	$2,091	$189	$—	$2,280

December 31, 2010:
U.S. Government agencies	$500	$45	$—	$545
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	30	—	—	30
Private-label residential	1,918	152	—	2,070
State and political subdivisions	100	—	—	100

	$2,548	$197	$—	$2,745

The Company held no securities at June 30, 2011 or December 31, 2010 with a book value that exceeded 10% of total equity, with the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions. Other than temporary impairment recorded for the six month periods ended June 30, 2011 and 2010 totaled $0 and $6, respectively.

As of June 30, 2011 and December 31, 2010, the Company held investments in Shay Asset Management mutual funds with an amortized cost of $428 and $424, respectively. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of June 30, 2011 and December 31, 2010.

As of June 30, 2011 and December 31, 2010, the Company held investments in FNMA and FHLMC common stock with amortized cost of $11 and $11, respectively. The investments in FNMA and FHLMC common stock are valued using available market prices. The Company recorded an other-than-temporary impairment on FNMA and FHLMC common stock of $0 and $3 for the six month periods ended June 30, 2011 and 2010, respectively. Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of June 30, 2011 and December 31, 2010.

As of June 30, 2011 and December 31, 2010, the Company held investments in other equity securities with an amortized cost of $20 at each date. The Company recorded an other-than-temporary impairment on other equity securities of $0 and $3 for the six month periods ended June 30, 2011 and 2010, respectively. Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of June 30, 2011 and December 31, 2010.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $2,688 and $2,623 as of June 30, 2011 and December 31, 2010, respectively.

Gross gains of $0 and $1, and gross losses of $0 and $0, resulting from sales of available-for-sale securities were realized for the six month periods ended June 30, 2011 and 2010, respectively. The tax expense applicable to the net realized gain was nominal and rounds to $0.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2011, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$470	$471	$100	$100
One to five years	2,692	2,700	500	543
Five to ten years	801	794	—	—
After ten years	—	—	—	—

	3,963	3,965	600	643
Mortgage-backed securities	943	959	1,491	1,637
Equity securities	459	477	—	—

Totals	$5,365	$5,401	$2,091	$2,280

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at June 30, 2011 was $1,265, which is approximately 17% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are not other-than-temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. Government agencies	$794	$(8)	$—	$—	$794	$(8)
Mortgage-backed GSE – residential	471	(1)	—	—	471	(1)

Total temporarily impaired securities	$1,265	$(9)	$—	$—	$1,265	$(9)

Note 8:	Loan Portfolio Composition

Categories of loans include:

	June 30, 2011	December 31, 2010
Mortgage loans on real estate
One-to-four family	$44,809	$45,556
Home equity lines of credit and other 2nd mortgages	10,983	11,388
Multi-family residential	1,579	1,431
Commercial	25,333	26,702
Farmland	5,031	3,622
Construction and land development	2,458	1,588

Total mortgage loans on real estate	90,193	90,287
Commercial and industrial	4,643	4,751
Agricultural	15,572	13,735
Purchased indirect automobile, net of dealer reserve	5,544	5,893
Other consumer	244	372

	116,196	115,038

Less
Loans in process	(6)	6
Net deferred loan fees and costs	6	6
Allowance for loan losses	1,916	1,873

Net loans	$114,280	$113,153

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

All one-to-four family residential loans up to $500,000, vacant land loans up to $250,000, and any consumer loans require approval of our loan committee consisting of three officers. All such loan approvals are reported at the next board meeting following said approval. All secured commercial loans, including agricultural loans, up to $1,500,000 and unsecured loans up to $250,000 must be approved by our commercial credit management committee, which currently consists of our Chief Executive Officer, Executive Vice President and our Vice President – Commercial Loan Officer. These approvals are reported at the next board meeting following said approval. All other loans must be approved by the board.

Generally, title insurance or title searches on our mortgage loans are required as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

One-to-Four Family Residential Mortgage Loans

The cornerstone of our lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one-to-four family residences. Virtually all of the residential loans originated are secured by properties located in our market area.

Due to consumer demand in the current low market interest rate environment, many of our recent originations are 10- to 30-year fixed-rate loans secured by one-to-four family residential real estate. The Company generally originates fixed-rate one-to-four family residential loans in accordance with secondary market standards to permit their sale. During the last several years, consistent with our asset-liability management strategy, most of the fixed rate one-to-four family residential loans we originated with original terms to maturity in excess of ten years were sold in the secondary market.

During recent years, as a part of our asset/liability management policy, seven-year balloon loans with up to 30-year amortization schedules secured by one-to-four family real estate have been originated.

In order to reduce the term to repricing of the loan portfolio, adjustable-rate one-to-four family residential mortgage loans were originated. However, our ability to originate such loans is limited in the current low interest rate environment due to low consumer demand. Our current adjustable-rate mortgage loans carry interest rates that adjust annually at a margin over the one year U.S. Treasury index. Many of our adjustable-rate one-to-four family residential mortgage loans have fixed rates for initial terms of three to five years. Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by the Company generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate.

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

The Company evaluates both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. One-to-four family residential mortgage loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. One-to-four family residential mortgage loans customarily include due-on-sale clauses giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. Residential mortgage loans are originated for our portfolio with loan-to-value ratios of up to 75% for one-to-four family homes, with higher limits applicable to loans with private mortgage insurance on owner-occupied residences.

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

Loans secured by commercial real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

Multi Family Real Estate Loans

The Company has a limited number of loans on multi-family residences in our market area. Such loans have terms and are underwritten similarly to our commercial real estate loans and are subject to similar risks.

Home Equity Loans

The Company originates variable-rate home equity lines-of-credit and, to a lesser extent, fixed- and variable-rate loans secured by liens on the borrower’s primary residence. Home equity products are generally limited to 75% of the property value less any other mortgages. Prior to 2009, home equity loans were originated up to 90% of the property value to our customers where we serviced their first lien mortgage loan. The same underwriting standards are used for home equity lines-of-credit and loans as used for one-to-four family residential mortgage loans. The home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal. The product has a rate ceiling of 18%. Home equity loans with fixed-rate terms typically amortize over a period of up to 15 years. Home equity lines-of-credit provide for an initial draw period of up to five years, with monthly payments of interest calculated on the outstanding balance. At the end of the initial five years, the line may be paid in full or restructured at our then current home equity program.

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

The Company occasionally makes loans to builders and developers “on speculation” to finance the construction of residential property where no buyer for the property has been identified. At June 30, 2011, there were no construction loans secured by a one-to-four family residential property built on speculation.

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

The Company has loans to builders and developers for the development of one-to-four family lots in our market area. These loans have terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 65% on raw land and up to 75% on developed building lots based upon an independent appraisal. Personal guarantees are obtained for land loans.

Loans to individuals for the construction of their residences typically run for up to seven months and then convert to permanent loans. These construction loans have rates and terms comparable to one-to-four family residential loans offered. During the construction phase, the borrower pays interest only at a fixed rate. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 75%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Construction and land lending generally affords the Company an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one-to-four family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, the Company may be required to modify the terms of the loan.

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

Commercial and Industrial Loans

Commercial and industrial loans and lines of credit are originated to small and medium-sized companies in our primary market area. Commercial and industrial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Commercial and industrial loans generally carry a floating-rate indexed to the prime rate as published in The Wall Street Journal and a one-year term. All commercial and industrial loans are secured.

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

The repayment of agricultural business loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices, increase in interest rates, and changes in weather conditions. These developments may result in smaller harvests and less income for farmers which may adversely affect such borrower’s ability to repay a loan. Many borrowers also have more than one agricultural business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Finally, if the Company forecloses on an agricultural commercial loan, our holding period for the collateral, if any, typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral.

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

Under the loan purchase arrangement, on a monthly basis the seller aggregates indirect automobile loans into separate loan pools. The pools are then segregated into risk categories with each category having predefined limits as to the maximum amounts allowed. Generally, the pools are sold without recourse. The Company receives a listing of the individual loans in the pool, including loan and borrower information prior to funding the purchase but the Company is not generally permitted to substitute loans in a pool or purchase part of a pool.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2011 and the year ended December 31, 2010:

	Three Months Ended June 30, 2011
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$444	$147	$35	$607	$5	$293
Provision charged to expense	17	(5)	—	23	70	(15)
Losses charged off	(38)	—	—	(153)	—	—
Recoveries	42	—	—	31	—	—

Balance, end of period	$465	$142	$35	$508	$75	$278

Ending balance: individually evaluated for impairment	$104	$10	$—	$—	$—	$241

Ending balance: collectively evaluated for impairment	$361	$132	$35	$508	$75	$37

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$44,809	$10,983	$1,579	$25,333	$5,031	$2,458

Ending balance: individually evaluated for impairment	$2,559	$148	$—	$—	$—	$615

Ending balance: collectively evaluated for impairment	$42,250	$10,835	$1,579	$25,333	$5,031	$1,843

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Three Months Ended June 30, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$96	$212	$72	$2	$—	$1,913
Provision charged to expense	(2)	22	15	2	—	127
Losses charged off	—	—	(9)	—	—	(200)
Recoveries	—	—	3	—	—	76

Balance, end of period	$94	$234	$81	$4	$—	$1,916

Ending balance: individually evaluated for impairment	$18	$—	$11	$1	$—	$385

Ending balance: collectively evaluated for impairment	$76	$234	$70	$3	$—	$1,531

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$4,643	$15,572	$5,544	$244	$—	$116,196

Ending balance: individually evaluated for impairment	$102	$—	$40	$1	$—	$3,465

Ending balance: collectively evaluated for impairment	$4,541	$15,572	$5,504	$243	$—	$112,731

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2011
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$352	$150	$34	$629	$5	$291
Provision charged to expense	194	(3)	1	11	70	(13)
Losses charged off	(125)	(5)	—	(163)	—	—
Recoveries	44	—	—	31	—	—

Balance, end of period	$465	$142	$35	$508	$75	$278

Ending balance: individually evaluated for impairment	$104	$10	$—	$—	$—	$241

Ending balance: collectively evaluated for impairment	$361	$132	$35	$508	$75	$37

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$44,809	$10,983	$1,579	$25,333	$5,031	$2,458

Ending balance: individually evaluated for impairment	$2,559	$148	$—	$—	$—	$615

Ending balance: collectively evaluated for impairment	$42,250	$10,835	$1,579	$25,333	$5,031	$1,843

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$97	$206	$105	$4	$—	$1,873
Provision charged to expense	(3)	28	11	—	—	296
Losses charged off	—	—	(40)	—	—	(333)
Recoveries	—	—	5	—	—	80

Balance, end of period	$94	$234	$81	$4	$—	$1,916

Ending balance: individually evaluated for impairment	$18	$—	$11	$1	$—	$385

Ending balance: collectively evaluated for impairment	$76	$234	$70	$3	$—	$1,531

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$4,643	$15,572	$5,544	$244	$—	$116,196

Ending balance: individually evaluated for impairment	$102	$—	$40	$1	$—	$3,465

Ending balance: collectively evaluated for impairment	$4,541	$15,572	$5,504	$243	$—	$112,731

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2010
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of year	$504	$83	$4	$437	$5	$74
Provision charged to expense	(58)	102	30	397	—	261
Losses charged off	(111)	(35)	—	(205)	—	(44)
Recoveries	17	—	—	—	—	—

Balance, end of year	$352	$150	$34	$629	$5	$291

Ending balance: individually evaluated for impairment	$60	$15	$—	$174	$—	$275

Ending balance: collectively evaluated for impairment	$292	$135	$34	$455	$5	$16

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$45,556	$11,388	$1,431	$26,702	$3,622	$1,588

Ending balance: individually evaluated for impairment	$1,206	$94	$—	$1,082	$—	$666

Ending balance: collectively evaluated for impairment	$44,350	$11,294	$1,431	$25,620	$3,622	$922

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2010 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$120	$12	$183	$4	$—	$1,426
Provision charged to expense	(28)	194	5	1	—	904
Losses charged off	—	—	(110)	(1)	—	(506)
Recoveries	5	—	27	—	—	49

Balance, end of year	$97	$206	$105	$4	$—	$1,873

Ending balance: individually evaluated for impairment	$21	$—	$32	$—	$—	$577

Ending balance: collectively evaluated for impairment	$76	$206	$73	$4	$—	$1,296

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$4,751	$13,735	$5,893	$372	$—	$115,038

Ending balance: individually evaluated for impairment	$99	$—	$126	$1	$—	$3,274

Ending balance: collectively evaluated for impairment	$4,652	$13,735	$5,767	$371	$—	$111,764

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Balance, beginning of period	$1,567	$1,426
Provision charged to expense	216	432
Losses charged off, net of recoveries of $8 and $31	(180)	(255)

Balance end of period	$1,603	$1,603

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$40,123	$10,555	$594	$22,113	$5,031	$1,393
Watch	976	155	—	2,868	—	450
Special Mention	1,151	125	985	352	—	—
Substandard	2,559	148	—	—	—	615

Total	$44,809	$10,983	$1,579	$25,333	$5,031	$2,458

	June 30, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total
Pass	$3,293	$15,572	$5,504	$242	$104,420
Watch	1,058	—	—	1	5,508
Special Mention	190	—	—	—	2,803
Substandard	102	—	40	1	3,465

Total	$4,643	$15,572	$5,544	$244	$116,196

	December 31, 2010
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$42,997	$11,026	$443	$22,275	$3,622	$472
Watch	194	142	—	2,903	—	450
Special Mention	1,159	126	988	442	—	—
Substandard	1,206	94	—	1,082	—	666

Total	$45,556	$11,388	$1,431	$26,702	$3,622	$1,588

	December 31, 2010 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total
Pass	$3,504	$13,735	$5,767	$370	$104,211
Watch	1,089	—	—	1	4,779
Special Mention	59	—	—	—	2,774
Substandard	99	—	126	1	3,274

Total	$4,751	$13,735	$5,893	$372	$115,038

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

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$2,659	$696	$2,138	$5,493	$39,316	$44,809	$—
Home equity lines of credit and other 2nd mortgages	99	61	127	287	10,696	10,983	—
Multi-family	—	—	—	—	1,579	1,579	—
Commercial	229	75	—	304	25,029	25,333	—
Farmland	—	—	—	—	5,031	5,031	—
Construction and land development	—	—	—	—	2,458	2,458	—

Total real estate loans	2,987	832	2,265	6,084	84,109	90,193	—

Commercial and industrial	—	25	5	30	4,613	4,643	—
Agriculture	—	—	—	—	15,572	15,572	—
Consumer loans:
Purchased indirect automobile	34	6	—	40	5,504	5,544	—
Other	—	1	1	2	242	244	—

Total consumer loans	34	7	1	42	5,746	5,788	—

Total	$3,021	$864	$2,271	$6,156	$110,040	$116,196	$—

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,708	$193	$1,206	$3,107	$42,449	$45,556	$—
Home equity lines of credit and other 2nd mortgages	121	44	60	225	11,163	11,388	—
Multi-family	—	—	—	—	1,431	1,431	—
Commercial	1,216	—	396	1,612	25,090	26,702	—
Farmland	—	—	—	—	3,622	3,622	—
Construction and land development	—	—	—	—	1,588	1,588	—

Total real estate loans	3,045	237	1,662	4,944	85,343	90,287	—

Commercial and industrial	—	77	—	77	4,674	4,751	—
Agriculture	—	—	—	—	13,735	13,735	—
Consumer loans:
Purchased indirect automobile	70	24	33	127	5,766	5,893	17
Other	6	1	1	8	364	372	—

Total consumer loans	76	25	34	135	6,130	6,265	17

Total	$3,121	$339	$1,696	$5,156	$109,882	$115,038	$17

At June 30, 2011 and December 31, 2010, the Company held $15,572 and $13,735 in agricultural production loans and $5,031 and $3,622, respectively in agricultural real estate loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farm land could significantly affect the repayment ability for many agricultural loan customers.

At June 30, 2011 and December 31, 2010, the Company held $25,333 and $26,702 in commercial real estate loans and $2,458 and $1,588 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

Loans contractually delinquent 90 days or more increased $575,000 from December 31, 2010 to $2.3 million at June 30, 2011 primarily as a result of additional one-to-four family real estate loans of $932,000.

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

The following tables present impaired loans at June 30, 2011 and December 31, 2010:

	June 30, 2011
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,456	$1,527	$—
Home equity lines of credit and other 2nd mortgages	128	138	—
Multi-family	—	—	—
Commercial	—	—	—
Farmland	—	—	—
Construction and land development	—	—	—

Total real estate loans	1,584	1,665	—

Commercial and industrial	5	5	—
Agriculture	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—
Other	—	—	—

Total consumer loans	—	—	—

Total loans	$1,589	$1,670	$—

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,103	$1,103	$104
Home equity lines of credit and other 2nd mortgages	20	20	10
Multi-family	—	—	—
Commercial	—	—	—
Farmland	—	—	—
Construction and land development	615	657	241

Total real estate loans	1,738	1,780	355

Commercial and industrial	97	97	18
Agriculture	—	—	—
Consumer loans:
Purchased indirect automobile	40	40	11
Other	1	1	1

Total consumer loans	41	41	12

Total loans	1,876	1,918	385

Total	$3,465	$3,588	$385

	Average Investment in Impaired Loans		Interest Income Recognized
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(Dollars in thousands)

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,105	$1,162	$8	$21
Home equity lines of credit and other 2nd mortgages	91	94	1	2
Multi-family	—	—	—	—
Commercial	—	—	—	—
Farmland	—	—	—	—
Construction and land development	—	—	—	—

Total real estate loans	1,196	1,256	9	23

Commercial and industrial	2	2	—	—
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—
Other	1	1	—	—

Total consumer loans	1	1	—	—

Total loans	$1,199	$1,259	$9	$23

Loans with a specific allowance
Real estate loans:
One-to-four family	$606	$721	$10	$16
Home equity lines of credit and other 2nd mortgages	31	27	—	—
Multi-family	—	—	—	—
Commercial	713	541	—	—
Farmland	—	—	—	—
Construction and land development	653	640	9	9

Total real estate loans	2,003	1,929	19	25

Commercial and industrial	98	98	1	2
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	86	83	—	1
Other	1	1	—	—

Total consumer loans	87	84	1	1

Total loans	2,188	2,111	21	28

Total	$3,387	$3,370	$30	$51

	December 31, 2010
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Loans without a specific allowance
Real estate loans:
One-to-four family	$867	$905	$—
Home equity lines of credit and other 2nd mortgages	60	70	—
Multi-family	—	—	—
Commercial	—	—	—
Farmland	—	—	—
Construction and land development	—	—	—

Total real estate loans	927	975	—

Commercial and industrial	—	—	—
Agriculture	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—
Other	1	1	—

Total consumer loans	1	1	—

Total loans	$928	$976	$—

Loans with a specific allowance
Real estate loans:
One-to-four family	$339	$352	$60
Home equity lines of credit and other 2nd mortgages	34	34	15
Multi-family	—	—	—
Commercial	1,082	1,277	174
Farmland	—	—	—
Construction and land development	666	708	275

Total real estate loans	2,121	2,371	524

Commercial and industrial	99	99	21
Agriculture	—	—	—
Consumer loans:
Purchased indirect automobile	126	126	32
Other	—	—	—

Total consumer loans	126	126	32

Total loans	2,346	2,596	577

Total	$3,274	$3,572	$577

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At June 30, 2011 and December 31, 2010, the Company had $0 and $686 of commercial real estate loans and one-to-four-family real estate loans of $427 and $0 that were modified in troubled debt restructurings and impaired that were considered nonperforming. The Company had troubled debt restructurings that were performing in accordance with their modified terms of $615 and $666 of residential land development loans at June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, the Company had $421 and $0 of one-to-four family real estate loans that were modified in troubled debt restructuring and were performing in accordance with their modified terms.

The following table presents the Company’s nonaccrual loans at June 30, 2011 and December 31, 2010. This table excludes performing troubled debt restructurings.

	June 30, 2011	December 31, 2010

Mortgages on real estate:
One-to-four family	$2,559	$1,206
Home equity lines of credit and other 2nd mortgages	148	94
Commercial	—	1,082
Construction and land development	615	666
Commercial and industrial	102	99
Purchased indirect automobile	—	16
Other consumer	1	1

Total	$3,425	$3,164

Note 9:	Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $6,549 or 65,489 shares of Federal Home Loan Bank stock as of June 30, 2011 and December 31, 2010. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval. The FHLB did not pay a dividend in 2010; however, in 2011 the FHLB has twice declared and paid quarterly dividends at an annualized rate of 10 basis points per share, totaling $3 for the six months ended June 30, 2011. Management performed an analysis as of June 30, 2011 and December 31, 2010 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 10:	Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (in thousands):

	Six Months Ended June,
	2011	2010

Net unrealized gains (losses) on securities available-for-sale	$43	$(46)
Less reclassification adjustment for realized losses on sales of securities included in income	—	(1)
Less reclassification adjustment for loss on other than temporary impairment of equity securities	—	(6)

Other comprehensive loss, before tax effect	43	(39)
Less income tax expense (benefit)	16	(23)

Other comprehensive income (loss)	$27	$(16)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows (in thousands):

	June 30, 2011	December 31, 2010

Net unrealized gain (loss) on securities available-for-sale	$36	$(7)
Tax effect	13	(3)

Net-of-tax amount	$23	$(4)

Note 11:	Income Taxes

A reconciliation of the income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below (in thousands):

	Six Months Ended June 30,
	2011	2010

Computed at the statutory rate (34%)	$38	$(34)
Decrease resulting from
Tax exempt interest	(2)	(4)
Nondeductible expenses	1	1
Cash surrender value of life insurance	(23)	(26)
Other	—	(5)

Actual expense (benefit)	$14	$(68)

Tax benefit as a percentage of pre-tax income (loss)	12.39%	(68.69)%

Note 12:	Disclosures About Fair Value of Assets and Liabilities

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Available-for-sale securities:
US Government and federal agency	$3,965	$—	$3,965	$—
Mortgage-backed securities – GSE residential	959	—	959	—
Equity securities	477	23	454	—

Mortgage servicing rights	437	—	—	437

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Available-for-sale securities:
US Government and federal agency	$3,562	$—	$3,562	$—
Mortgage-backed securities – GSE residential	560	—	560	—
State and political subdivisions	372	—	—	372
Equity securities	471	23	438	—

Mortgage servicing rights	425	—	—	425

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (in thousands):

	Available-for- sale Securities	Mortgage Servicing Rights

Balance, January 1, 2011	$372	$425

Total realized and unrealized gains and losses included in net income	—	15
Servicing rights that result from asset transfers	—	15
Loans refinanced	—	(18)
Maturity of securities	(372)	—

Balance, June 30, 2011	$—	$437

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy. Fair value adjustments on impaired loans were $1,127 at June 30, 2011 compared to $38 at December 31, 2010.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2011:

Impaired loans (collateral dependent)	$3,080	$—	$—	$3,080
Foreclosed assets	940	—	—	940

December 31, 2010:

Impaired loans (collateral dependent)	$1,953	$—	$—	$1,953

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$19,041	$19,041	$17,963	$17,963
Interest-bearing deposits	7,705	7,705	10,825	10,825
Available-for-sale securities	5,401	5,401	4,965	4,965
Held-to-maturity securities	2,091	2,280	2,548	2,745
Loans, net of allowance for loan losses	114,280	116,123	113,153	114,607
Federal Home Loan Bank stock	6,549	6,549	6,549	6,549
Mortgage servicing rights	437	437	425	425
Interest receivable	681	681	901	901

Financial liabilities
Deposits	132,216	132,167	132,622	132,037
Federal Home Loan Bank advances	13,187	13,620	13,653	14,130
Advances from borrowers for taxes and insurance	413	413	402	402
Interest payable	42	42	53	53

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

Note 13:	Commitments

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

The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance, although compliance will be determined by the Federal Reserve Board (FRB) which now supervises the Company, and not by the Company. The requirements of the MOU will remain in effect until the FRB decides to terminate, suspend or modify it.

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

OVERVIEW

Harvard Illinois Bancorp, Inc. (Company) is a savings and loan holding company and is subject to regulation by the Federal Reserve Board. The Company’s business activities are limited to oversight of its investment in Harvard Savings Bank (Bank).

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

On May 26, 2011, the stockholders approved the Harvard Illinois Bancorp, Inc. 2011 Equity Incentive Plan (the “Equity Incentive Plan”) for employees and directors of the Company. The Equity Incentive Plan authorizes the issuance of up to 109,856 shares of the Company’s common stock, with no more than 31,387 of shares as restricted stock awards and 78,469 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock. Stock options and restricted stock vest over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At June 30, 2011, there were 4,708 shares available for future grants under this plan.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions.

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

The national economy, and the local economies within our market areas, remain weak. The economy has been marked by high unemployment rates, rising numbers of foreclosures, and contractions in business and consumer credit. The national and local unemployment rates have shown some improvement in 2010 and 2011, but remain high. These conditions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values. We have experienced high levels of non-performing loans and net charge-offs. At June 30, 2011, non-performing loans, including troubled debt restructurings, represented 3.49% of total loans, compared to 2.77% at December 31, 2010. Annualized net charge-offs to average loans were 0.44% and 0.43%, for the six months ended June 30, 2011 and 2010, respectively. The high levels of non-performing loans, including troubled debt restructurings, and net charge-offs resulted in provisions for loan losses of $296,000 and $432,000 for the six months ended June 30, 2011 and 2010, respectively.

Should the housing market and economic conditions in our market area stagnate or continue to deteriorate, it will continue to have a material negative effect on the Company’s business and results of operation.

At June 30, 2011, the Bank was categorized as “well capitalized” under regulatory capital requirements.

As further discussed in Note 15 to the financial statements and footnotes included herein, the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”) in 2010. Among other provisions, this informal enforcement action prohibits the Company from declaring or paying dividends, or repurchasing any Company stock without the prior written non-objection of the OTS. The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance. The requirements of the MOU will remain in effect until the Federal Reserve Board which now supervises the Company decides to terminate, suspend or modify it.

Our net income for the quarter ended June 30, 2011 was $43,000, compared to our net loss of $(32,000) for the quarter ended June 30, 2010. The increase in net income was due to an increase in net interest income, and decreases in the provision for loan losses and noninterest expense, partially offset by an increase in the provision for income taxes and a decrease in noninterest income, respectively.

Our net income for the six months ended June 30, 2011 was $99,000, compared to our net loss of $(31,000) for the six months ended June 30, 2010. The increase in net income was due to increases in net interest income and noninterest income, and a decrease in the provision for loan losses, partially offset by increases in noninterest expense and the provision for income taxes, respectively.

The following discussion compares the financial condition of Harvard Illinois Bancorp, Inc. and its wholly owned subsidiaries, Harvard Savings Bank and Harvard Illinois Financial Corporation at June 30, 2011 to its financial condition at December 31, 2010, and the results of operations for the three months and six months ended June 30, 2011 to the same periods in 2010. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets at June 30, 2011 decreased $579,000 or 0.4% to $167.2 million from $167.8 million at December 31, 2010. This decrease was primarily the result of a decrease in interest-bearing deposits with other financial institutions of $3.1 million at June 30, 2011, offset by increases in cash and cash equivalents of $1.1 million, loans of $1.1 million and foreclosed assets held for sale of $645,000.

Cash and cash equivalents increased $1.1 million to $19.0 million at June 30, 2011 from $18.0 million at December 31, 2010 primarily due to an increase of $2.5 million in securities purchased under agreements to resell. The increase in cash and cash equivalents was primarily due to the reinvestment of liquidity generated by the decreases in interest-bearing deposits with other financial institutions, offset by the funding loans and the decreases in deposits and Federal Home Loan Bank advances.

Loans, net increased $1.1 million to $114.3 million at June 30, 2011 from $113.2 million at December 31, 2010. During the first half of 2011, loan originations, advances and purchases were $25.7 million, which were offset by $2.9 million in loans sold, $20.0 million of loan repayments and payoffs, net of $333,000 in charge-offs, a net increase in allowance for loan losses of $43,000 and transfers to foreclosed assets of $1.3 million. Foreclosed assets held for sale at June 30, 2011 increased $645,000 to $1.4 million from $767,000 at December 31, 2010 primarily due to the $1.3 million transfer from the loan portfolio during the six months ended June 30, 2011, offset partially by sales which provided for net proceeds totaling $580,000, and writedowns of $86,000 as a result of a decline in certain property values. Based on recent appraisals and sales contract negotiations, management believes the properties are recorded at fair value less costs to sell as of June 30, 2011. Other assets decreased $113,000 to $551,000 at June 30, 2011 from $664,000 at December 31, 2010 due to amortization of prepaid federal deposit insurance premiums.

Total liabilities at June 30, 2011 were $148.5 million, a decrease of $695,000, or 0.5%, compared to $149.2 million at December 31, 2010. The change was due primarily to decreases in deposits of $406,000 and Federal Home Loan Bank advances of $466,000 at June 30, 2011. Deposits decreased modestly as we continued to follow our pricing discipline in a competitive environment to lower our cost of funds. The decrease in Federal Home Loan Bank advances was due to our plan to reduce reliance on borrowed funds by maintaining sufficient liquidity levels to allow these advances to mature without renewal.

Total stockholders’ equity increased by $116,000 during the first half of 2011 to $19.0 million at June 30, 2011. The increase was primarily due to net income of $99,000 for the six months ended June 30, 2011, and by an increase in accumulated other comprehensive income of $27,000 due to an increase in the market value of securities available for sale.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General. Net income for the three months ended June 30, 2011 was $43,000, compared to net loss of $(32,000) for the three months ended June 30, 2010, an increase in net income of $75,000. The increase in net income was due to an increase in net interest income of $45,000, and decreases in the provision for loan losses and noninterest expense of $89,000 and $19,000, respectively, partially offset by a decrease in noninterest income of $19,000, and an increase in the provision for income taxes of $59,000.

Interest and Dividend Income. Total interest and dividend income decreased $146,000 or 7.5% to $1.8 million for the three months ended June 30, 2011 from $1.9 million for the same period in 2010. Although average interest-earning assets increased $2.8 million to $156.7 million for the three months ended June 30, 2011 from $153.9 million for the same quarter in 2010, the average yield decreased 46 basis points to 4.59% from 5.05%. This decrease reflected the lower reinvestment rates and the reallocation of interest-earning assets between asset categories and the decreases in yield on those assets during the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010. Interest and fees on loans decreased $150,000 during the period as the average balance of loans decreased $10.0 million to $113.7 million primarily due to repayments and sales of loans outpacing originations and purchases, and the lower average yield on loans, which decreased 2 basis points to 5.83% from 5.85%. Interest income on securities and other interest-earning assets increased $4,000 for the three months ended June 30, 2011 compared to the year ago period as average balances increased $12.8 million, primarily due to soft loan demand, and the average yield on those assets decreased 50 basis points to 1.29% from 1.79%, due to the lower interest rate environment.

Interest Expense. Total interest expense decreased $191,000 or 24.8% to $580,000 for the three months ended June 30, 2011 from $771,000 for the same period in 2010. Interest expense on deposit accounts decreased $135,000 or 22.2% to $473,000 for the three months ended June 30, 2011 from $608,000 for the same period in 2010. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $113,000 during the period while interest expense on savings, NOW and money market accounts decreased $22,000. The average balances of savings, NOW and money market accounts increased $2.9 million while the cost of these deposits decreased 21 basis points to 0.30% during the three months ended June 30, 2011 from the three months ended June 30, 2010. The average balance in certificates of deposits and brokered certificates of deposit increased $2.0 million, with the cost of these deposits decreasing 64 basis points. The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and the declining market interest rates for deposits.

Interest expense on Federal Home Loan Bank advances decreased $56,000 to $107,000 for the three months ended June 30, 2011 from $163,000 for the three months ended June 30, 2010. The average balance of advances decreased $3.0 million while the average cost of this funding decreased 77 basis points for the three months ended June 30, 2011 from the comparable period in 2010. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2011 compared to 2010.

Net Interest Income. Net interest income increased $45,000 or 3.8% to $1.22 million for the three months ended June 30, 2011 from $1.17 million for the three months ended June 30, 2010, primarily as a result of an increase in our net interest rate spread of 11 basis points to 2.96% from 2.85%. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 110.41% for the three months ended June 30, 2011 from 109.88% for the same period in 2010. Our net interest margin also increased to 3.11% from 3.05%. The increases in our net interest rate spread and net interest margin reflected the more rapid repricing of all deposit products at lower rates, and the maturity of higher cost fixed –rate fixed –term Federal Home Loan Bank advances.

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

Based upon our evaluation of these factors, a provision of $127,000 was recorded for the three months ended June 30, 2011, a decrease of $89,000 or 41.2% from $216,000 for the three months ended June 30, 2010. The provision for loan losses reflected net charge offs of $124,000 for the three months ended June 30, 2011, compared to $180,000 for the three months ended June 30, 2010. The allowance for loan losses was $1.9 million, or 1.65% of total loans at June 30, 2011, compared to $1.9 million, or 1.63% of total loans at December 31, 2010. At June 30, 2011, we had identified substandard loans totaling $3.5 million, all of which were considered impaired, and established an allowance for loan losses of $385,000. At December 31, 2010, we considered all substandard loans totaling $3.3 million impaired and established an allowance for loan losses of $577,000. We used the same methodology in assessing the allowance for each period.

The allowance as a percent of nonperforming loans decreased to 55.94% at June 30, 2011 from 67.64% at June 30, 2010, primarily due to a 41.7% increase in nonperforming loans to $3.4 million at June 30, 2011, compared to $2.4 million at June 30, 2010. Net charge-offs as a percent of average total loans outstanding decreased to 0.44% for the quarter ended June 30, 2011 from 0.58% for the same quarter in 2010, due to a decrease in net charge-offs of $56,000 to $124,000, partially offset by a $10.0 million decrease in average loans outstanding to $113.7 million.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2011 and 2010, respectively.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of June 30, 2011 and December 31, 2010 (dollars in thousands).

	June 30, 2011			December 31, 2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Real estate loans:
One-to-four-family	$465	24.27%	38.55%	$352	18.79%	39.60%
Home equity line of credit and other 2nd mortgage	142	7.41	9.45	150	8.01	9.90
Multi-family	35	1.83	1.36	34	1.82	1.24
Commercial	508	26.51	21.80	629	33.58	23.21
Farmland	75	3.91	4.33	5	0.26	3.15
Construction and land development	278	14.51	2.12	291	15.54	1.38

Total real estate loans	1,503	78.44	77.61	1,461	78.00	78.48

Commercial and industrial	94	4.91	4.00	97	5.18	4.13

Agriculture	234	12.21	13.41	206	11.00	11.94

Consumer loans:
Purchased indirect automobile	81	4.23	4.77	105	5.61	5.13
Other	4	0.21	0.21	4	0.21	0.32

Total consumer loans	85	4.44	4.98	109	5.82	5.45

Unallocated	—	0.00	0.00	—	0.00	0.00

Total allowance for loan losses	$1,916	100.00%	100.00%	$1,873	100.00%	100.00%

The increase in the allowance for loan losses allocated to one-to-four family real estate loans was primarily due to the increased recourse obligation on loans sold to the Federal Home Loan Bank which was impacted by claims processed on loan foreclosures, as well as an increase in impaired loans and related specific reserves in that category.

The decrease in the allowance for loan losses allocated to commercial real estate loans was largely due to the two impaired loans at December 31, 2010 totaling $1.1 million with specific reserves totaling $174,000 that were transferred to other real estate owned during the six months ended June 30, 2011. Charge-offs in the amount of $162,000 were incurred on those loans in 2011.

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At June 30, 2011	At December 31, 2010

Non-accrual loans:
Real estate loans:
One-to four-family	$2,559	$1,206
Home equity lines of credit and other 2nd mortgage	148	94
Commercial	—	1,082
Construction and land development	615	666

Total real estate loans	3,322	3,048

Commercial and industrial	102	99
Consumer loans:
Purchased indirect automobile	—	16
Other	1	1

Total consumer loans	1	17

Total non-accrual loans	3,425	3,164

Accruing loans past due 90 days or more:
Consumer loans:
Purchased indirect automobile	—	17
Other	—	—

Total consumer loans	—	17

Total accruing loans past due 90 days or more	—	17

Total of nonaccrual and 90 days or more past due loans	3,425	3,181

Other real estate owned:
One-to four family	501	696
Commercial	885	—

Total other real estate owned	1,386	696

Repossessed automobiles	26	71

Total non-performing assets	4,837	3,948

Troubled debt restructurings (not included in nonaccrual loans above)	632	—

Total non-performing assets and troubled debt restructurings	$5,469	$3,948

Total non-performing loans to total loans	2.95%	2.77%
Total non-performing assets to total assets	2.89%	2.35%
Total non-performing loans and troubled debt restructurings to total loans	3.49%	2.77%
Total non-performing assets and troubled debt restructurings to total assets	3.27%	2.35%

The increase in nonaccrual one-to four-family real estate loans is in part due to the addition of five loans totaling $685,000 that were troubled debt restructurings in 2011. The decrease in nonaccrual commercial real estate loans is primarily the result of two commercial real estate loans totaling $1.1 million and secured by retail strip centers in McHenry County that were transferred to other real estate owned in 2011.

The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at June 30, 2011 and December 31, 2010. Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list (in thousands).

	June 30, 2011	December 31, 2010

Watch loans	$5,508	$4,779
Special Mention loans	2,803	2,774
Substandard loans	3,465	3,274

Total watch list loans	$11,776	$10,827

The increase in watch loans during the first half of 2011 is primarily due to an increase in one-to-four family real estate loans past due 60 days or more.

Noninterest Income. Noninterest income decreased $19,000 or 13.9% to $118,000 for the three months ended June 30, 2011 from $137,000 for the three months ended June 30, 2010. The decrease was primarily due to a decrease in customer service fees of $9,000 and an increase in net losses on loan sales of $11,000 for the three months ended June 30, 2011, compared to the same period in 2010. Losses on loan sales included the net decrease in fair value of mortgage servicing rights of $53,000 and $50,000 for the three months ended June 30, 2011 and 2010, those decreases were due to the significant increase in prepayment speeds for the servicing portfolio during the first quarter of 2011 and 2010. Net realized gains of $17,000 and $25,000 were recognized on loans sold of $1.2 million and $4.5 million for the three months ended June 30, 2011 and 2010.

Noninterest Expense. Noninterest expense decreased $19,000 or 1.6% to $1.2 million for the three months ended June 30, 2011 from $1.2 million for the three months ended June 30, 2010. Decreases in compensation and benefits, data processing, marketing, office supplies, federal deposit insurance and indirect automobile loan servicing fees expenses in 2011 compared to 2010, were partially offset by increases in occupancy, professional fees, foreclosed assets, net, and other noninterest expenses. The largest decrease was indirect automobile loan servicing fees which decreased $37,000 to $19,000, due to lower collection expenses and lower average balance of loans being serviced. The largest increase was other noninterest expense which increased $19,000 to $95,000 due to the costs of the annual meeting, regulatory filings and other obligations of being a new public company.

Provision (Benefit) for Income Taxes. The provision for income taxes was $5,000 for the three months ended June 30, 2011 compared to a benefit of $54,000 for the same period in 2010, an increase of $59,000. The lower income tax expense for the second quarter of 2010 reflects a lower level of pre-tax income, compared to 2011. The effective tax expense as a percent of pre-tax income was 10.4% for the three months ended June 30, 2011, compared to an effective tax benefit as a percent of pre-tax loss of 62.8% for the three months ended June 30, 2010.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General. Net income for the six months ended June 30, 2011 was $99,000, compared to net loss of $31,000 for the six months ended June 30, 2010, an increase of $130,000. The increase in net income was due to an increase in net interest income of $94,000, an increase in noninterest income of $38,000 and a decrease in the provision for loan losses of $136,000, partially offset by increases in noninterest expense and the provision for income taxes of $56,000 and $82,000, respectively.

Interest and Dividend Income. Total interest and dividend income decreased $264,000 or 6.8% to $3.6 million for the six months ended June 30, 2011 from $3.9 million for the same period in 2010. Although average interest-earning assets increased $5.8 million to $156.2 million for the six months ended June 30, 2011 from $150.4 million for the same period in 2010, the average yield decreased 53 basis points to 4.62% from 5.15%. This decrease reflected a decline in the interest rate environment for nearly all asset categories during the period, and that most of the increase in interest-earning assets was invested in lower-yielding short-duration securities repurchase agreements. Interest and fees on loans decreased $228,000 for the first half of 2011 compared to the same period in 2010 as the average balance of loans decreased $5.4 million to $114.5 million primarily due to repayments and sales of loans outpacing originations and purchases, and as the average yield on loans decreased 11 basis points to 5.86% from 5.97%. Interest income on securities and other interest-earning assets decreased $36,000 for the six months ended June 30, 2011 compared to the year ago period as the average yield on those assets decreased 68 basis points to 1.22% from 1.90%, due to the lower interest rate environment, offset by an increase in average balances of those assets of $11.1 million, primarily due to slow loan demand and the net proceeds of $6.2 million raised from the initial public offering of common stock.

Interest Expense. Total interest expense decreased $358,000 or 23.0% to $1.2 million for the six months ended June 30, 2011 from $1.6 million for the same period in 2010. Interest expense on deposit accounts decreased $251,000 or 20.5% to $971,000 for the six months ended June 30, 2011 from $1.2 million for the same period in 2010. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $193,000, while interest expense on savings, NOW and money market accounts decreased $58,000 during the period. The average balance in certificates of deposits and brokered certificates of deposit increased $3.4 million, with the cost of these deposits decreasing 60 basis points to 2.25% for the six months ended June 30, 2011 compared to the same period in 2010. The average balances of savings, NOW and money market accounts increased $2.2 million while the cost of these deposits decreased 26 basis points to 0.31% during the six months ended June 30, 2011 from the six months ended June 30, 2010. The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and promotional events pricing, and the declining market interest rates for deposits.

Interest expense on Federal Home Loan Bank advances decreased $107,000 to $226,000 for the six months ended June 30, 2011 from $333,000 for the six months ended June 30, 2010. The average balance of advances decreased $3.4 million while the average cost of this funding decreased 60 basis points to 3.31% for the six months ended June 30, 2011 from the comparable period in 2010. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2011 compared to 2010.

Net Interest Income. Net interest income increased $94,000 or 4.1% to $2.4 million for the six months ended June 30, 2011 from $2.3 million for the six months ended June 30, 2010, primarily as a result of the ratio of our average interest-earning assets to average interest-bearing liabilities which increased to 110.0% for the six months ended June 30, 2011 from 107.63% for the same period in 2010. Our net interest rate spread and net interest margin remained relatively unchanged at 2.93% and 3.09%, respectively, for the first half of 2011 compared to the first half of 2010.

Provision for Loan Losses.

The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	2011	2010

Allowance at beginning of period	$1,873	$1,426
Provision for loan losses	296	432
Charge-offs:
Real estate loans:
One-to four family	125	73
Home equity line of credit and other 2nd mortgage	5	25
Commercial	163	100
Construction and land development	—	1

Total charge-offs, real estate loans	293	199

Consumer loans:
Purchased indirect automobile	40	86
Other	—	1

Total charge-offs, consumer loans	40	87

Total charge-offs	333	286

Recoveries:
Real estate loans:
One-to four family	44	8
Commercial	31	—

Total recoveries, real estate loans	75	8

Commercial and industrial	—	5

Consumer loans:
Purchased indirect automobile	5	18
Other	—	—

Total recoveries, consumer loans	5	18

Total recoveries	80	31

Net charge-offs	(253)	(255)

Allowance at end of period	$1,916	$1,603

Allowance to non-performing loans	55.94%	67.64%
Allowance to total loans outstanding at the end of the period	1.65%	1.30%
Net charge-offs to average total loans outstanding during the period	0.44%	0.43%

Based upon our evaluation of these factors, a provision of $296,000 was recorded for the six months ended June 30, 2011, a decrease of $136,000 or 31.5% from $432,000 for the same period in 2010. The provision for loan losses reflected net charge offs of $253,000 or 0.44% of average total loans for the first half of 2011, compared to $255,000 or 0.43% of average total loans for the first half of 2010. The larger provision in 2010 was impacted by the $12.5 million growth in total loans, primarily agricultural loans, during the six months ended June 30, 2010 compared to the $1.2 million increase in total loans during the same period in 2011. We used the same methodology in assessing the allowance for each period.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2011 and 2010, respectively.

Noninterest Income. Noninterest income increased $38,000 or 11.9% to $356,000 for the six months ended June 30, 2011 from $318,000 for the six months ended June 30, 2010. The increase was primarily related to net gains on loan sales which increased $38,000 to $47,000 for the six months ended June 30, 2011, compared to $9,000 for the same period in 2010. Loans sold during the six months ended June 30, 2011 totaled $2.9 million, compared to $7.5 million during the same period in 2010. Gains on loan sales included the net increase in fair value of mortgage servicing rights of $12,000 in 2011 and the net decrease in fair value of mortgage servicing rights of $38,000 in 2010, an increase of $50,000 primarily due to the significant decrease in prepayment speeds for the servicing portfolio during the first half of 2011 compared to the significant increase in prepayment speeds for the servicing portfolio during the first half of 2010.

Noninterest Expense. Noninterest expense increased $56,000 or 2.4%% to $2.4 million for the six months ended June 30, 2011 from $2.3 million for the six months ended June 30, 2010. The increase in noninterest expense was primarily due to increases in occupancy, professional fees, foreclosed assets, net, and other noninterest expense of $21,000, $22,000, 59,000 and $33,000, respectively for the six months ended June 30, 2011 compared to the same period in 2010. The increase in occupancy expense was primarily due to higher utilities and equipment maintenance costs. The increase in losses on foreclosed assets, net was primarily due to losses from writedowns and sales of foreclosed assets of $86,000 and $10,000 in 2011 compared to writedowns of $38,000 and losses on sales of $12,000 in 2010. The increases in professional fees and other noninterest expense were primarily related to the Company becoming a public company in 2010. These increases were partially offset by a decrease in indirect automobile loan servicing fees of $53,000 for the six months ended June 30, 2011, compared to the same period in 2010, due to lower average balance of loans being serviced which decreased $3.8 million to $5.7 million in 2011.

Provision (Benefit) for Income Taxes. The provision for income taxes increased $82,000 to $14,000 for the six months ended June 30, 2011 compared to a benefit $(68,000) for the same period in 2010. The higher income tax provision for the first half of 2011 reflects the higher pre-tax income compared to 2010.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities were $979,000 and $1.0 million for the six months ended June 30, 2011 and 2010, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and interest-bearing deposits and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities were $960,000 and $(16.9) million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2010, net cash provided by financing activities included $6.2 million in proceeds from issuance of common stock net of ESOP purchase of $628,000. Net cash provided by (used in) financing activities also consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by (used in) financing activities was $(861,000) and $9.3 million for the six months ended June 30, 2011 and 2010, respectively.

The Bank is required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank’s actual ratios at June 30, 2011 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%. Accordingly, Harvard Savings Bank was categorized as well capitalized at June 30, 2011. Management is not aware of any conditions or events since the most recent notification that would change our category.

	June 30, 2011 Actual	December 31, 2010 Actual	Minimum Required

Tier 1 capital to average assets	10.2%	10.2%	5.0%
Tier 1 capital to risk-weighted assets	14.4%	14.5%	6.0%
Total capital to risk-weighted assets	15.7%	15.8%	10.0%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011	December 31, 2010

Commitments to fund loans	$18,862	$17,500
Standby letters of credit	6	125

Certificates of deposit that are scheduled to mature in less than one year from June 30, 2011 totaled $44.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Assets
Interest- earning assets:
Interest -earning deposits	$9,257	$32	1.38%	$13,195	$46	1.39%
Securities purchased under agreements to resell	20,063	56	1.12%	3,235	11	1.36%
Securities, tax-exempt	115	2	6.96%	600	6	4.00%
Securities, taxable	6,978	48	2.75%	6,581	72	4.38%
Loans	113,745	1,659	5.83%	123,742	1,809	5.85%
Federal Home Loan Bank stock	6,549	1	0.06%	6,549	—	0.00%

Total interest earning assets	156,707	1,798	4.59%	153,902	1,944	5.05%

Non-interest earning assets	11,656			12,150

Total assets	$168,363			$166,052

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$16,208	12	0.30%	$14,195	14	0.39%
NOW and money market accounts	32,433	24	0.30%	31,559	44	0.56%
Certificates of deposit	78,315	418	2.13%	74,985	518	2.76%
Brokered certificates of deposit	1,499	19	5.07%	2,812	32	4.55%
Federal Home Loan Bank advances	13,475	107	3.18%	16,517	163	3.95%

Total interest-bearing liabilities	141,930	580	1.63%	140,068	771	2.20%

Non-interest-bearing deposits	4,324			5,801
Other non-interest-bearing liabilities	3,340			3,810

Total liabilities	149,594			149,679
Equity	18,769			16,373

Total liabilities and equity	$168,363			$166,052

Net interest income		$1,218			$1,173

Interest rate spread			2.96%			2.85%

Net interest margin			3.11%			3.05%

Average interest earning assets to average interest-bearing liabilities			110.41%			109.88%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Three Months Ended June 30, 2011 Compared to 2010 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$—	$(14)	$(14)
Securities purchased under agreements to resell	(2)	47	45
Securities, tax-exempt	43	(47)	(4)
Securities, taxable	(29)	5	(24)
Loans	(4)	(146)	(150)
Federal Home Loan Bank stock	1	—	1

Total	9	(155)	(146)

Interest Expense:

Savings accounts	(5)	3	(2)
NOW and money market accounts	(21)	1	(20)
Certificates of deposit	(124)	24	(100)
Brokered certificates of deposit	4	(17)	(13)
Federal Home Loan Bank advances	(29)	(27)	(56)

Total	(175)	(16)	(191)

Increase in net interest income	$184	$(139)	$45

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Assets
Interest- earning assets:
Interest -earning deposits	$10,252	$67	1.31%	$11,647	$91	1.56%
Securities purchased under agreements to resell	17,753	96	1.08%	5,037	36	1.43%
Securities, tax-exempt	291	7	4.81%	639	14	4.38%
Securities, taxable	6,798	80	2.35%	6,572	148	4.50%
Loans	114,536	3,356	5.86%	119,976	3,584	5.97%
Federal Home Loan Bank stock	6,549	3	0.09%	6,549	—	0.00%

Total interest earning assets	156,179	3,609	4.62%	150,420	3,873	5.15%

Non-interest earning assets	11,970			12,359

Total assets	$168,149			$162,779

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$15,782	23	0.29%	$14,149	27	.38%
NOW and money market accounts	32,696	51	0.31%	32,149	105	.65%
Certificates of deposit	78,348	859	2.19%	73,619	1,026	2.79%
Brokered certificates of deposit	1,499	38	5.07%	2,812	64	4.55%
Federal Home Loan Bank advances	13,658	226	3.31%	17,021	333	3.91%

Total interest-bearing liabilities	141,983	1,197	1.69%	139,750	1,555	2.23%

Non-interest-bearing deposits	4,211			5,308
Other non-interest-bearing liabilities	3,212			3,381

Total liabilities	149,406			148,439
Equity	18,743			14,340

Total liabilities and equity	$168,149			$162,779

Net interest income		$2,412			$2,318

Interest rate spread			2.93%			2.92%

Net interest margin			3.09%			3.08%

Average interest earning assets to average interest-bearing liabilities			110.00%			107.63%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Six Months Ended June 30, 2011 Compared to 2010 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(14)	$(10)	$(24)
Securities purchased under agreements to resell	(6)	66	60
Securities, tax-exempt	2	(9)	(7)
Securities, taxable	(73)	5	(68)
Loans	(68)	(160)	(228)
Federal Home Loan Bank stock	3	—	3

Total	(156)	(108)	(264)

Interest Expense:

Savings accounts	(8)	4	(4)
NOW and money market accounts	(56)	2	(54)
Certificates of deposit	(239)	72	(167)
Brokered certificates of deposit	8	(34)	(26)
Federal Home Loan Bank advances	(47)	(60)	(107)

Total	(342)	(16)	(358)

Increase (decrease) in net interest income	$186	$(92)	$94

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

During the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A. Risk Factors

Not required for smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1 – Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e)

31.2 – Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e)

32.1 – Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101.INS – XBRL Instance Document

101.SCH – XBRL Taxonomy Extension Schema Document

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

101.LAB – XBRL Taxonomy Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVARD ILLINOIS BANCORP, INC.
Registrant

Date: August 12, 2011	/s/ Duffield J. Seyller III
Duffield Seyller III
President and Chief Executive Officer

/s/ Donn L. Claussen
Donn L. Claussen
Executive Vice President and Chief Financial Officer