Form 10-Q
period 2011-09-30
Harvard Illinois Bancorp, Inc.
filed 2011-11-14
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(815) 943-5261

Registrant’s telephone number, including area code:

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronic and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period the registrant was required to submit and post such filings).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2011, 816,076 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD ILLINOIS BANCORP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$926	$883
Interest-bearing demand deposits in banks	2,079	3,184
Securities purchased under agreements to resell	15,052	13,896

Cash and cash equivalents	18,057	17,963

Interest-bearing deposits with other financial institutions	5,762	10,825
Available-for-sale securities	5,270	4,965
Held-to-maturity securities, at amortized cost (estimated fair value of $2,112 and $2,745 at September 30, 2011 and December 31, 2010, respectively)	1,953	2,548
Loans, net of allowance for loan losses of $2,350 and $1,873 at September 30, 2011 and December 31, 2010, respectively	117,281	113,153
Premises and equipment, net	3,506	3,615
Federal Home Loan Bank stock, at cost	6,549	6,549
Foreclosed assets held for sale	1,297	767
Accrued interest receivable	771	901
Deferred income taxes	1,549	1,279
Bank-owned life insurance	4,198	4,097
Mortgage servicing rights	384	425
Other	521	664

Total assets	$167,098	$167,751

Liabilities and Equity
Liabilities
Deposits
Demand	$4,231	$4,156
Savings, NOW and money market	47,804	47,937
Certificates of deposit	77,997	79,030
Brokered certificates of deposit	1,499	1,499

Total deposits	131,531	132,622

Federal Home Loan Bank advances	14,191	13,653
Advances from borrowers for taxes and insurance	207	402
Deferred compensation	2,224	2,171
Accrued interest payable	43	53
Other	384	264

Total liabilities	148,580	149,165

Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 816,076 and 784,689 shares issued and outstanding, respectively at September 30, 2011 and December 31, 2010	8	8
Additional paid-in capital	6,825	6,799
Unearned ESOP shares, at cost	(555)	(590)
Amount reclassified on ESOP shares	(70)	(26)
Retained earnings	12,289	12,399
Accumulated other comprehensive income (loss), net of tax	21	(4)

Total stockholders’ equity	18,518	18,586

Total liabilities and stockholders’ equity	$167,098	$167,751

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and Dividend Income
Interest and fees on loans	$1,725	$1,798	$5,081	$5,382
Securities
Taxable	58	62	138	210
Tax-exempt	1	6	8	20
Securities purchased under agreements to resell	42	22	138	58
Other	28	41	98	132

Total interest and dividend income	1,854	1,929	5,463	5,802

Interest Expense
Deposits	445	596	1,416	1,818
Federal Home Loan Bank advances	104	155	330	488

Total interest expense	549	751	1,746	2,306

Net Interest Income	1,305	1,178	3,717	3,496
Provision for Loan Losses	597	190	893	622

Net Interest Income After Provision for Loan Losses	708	988	2,824	2,874

Noninterest Income
Customer service fees	69	56	193	186
Brokerage commission income	5	14	22	31
Net realized gains (losses) on loan sales	(21)	67	26	76
Net realized losses on sales of available-for-sale securities	—	—	—	(1)
Losses on other than temporary impairment of equity securities	(3)	(20)	(3)	(26)
Loan servicing fees	45	43	138	127
Bank-owned life insurance income, net	33	38	101	116
Other	3	3	10	10

Total noninterest income	131	201	487	519

Noninterest Expense
Compensation and benefits	598	596	1,813	1,820
Occupancy	121	132	390	380
Data processing	110	114	348	348
Professional fees	58	60	183	163
Marketing	23	20	58	64
Office supplies	13	8	41	37
Federal deposit insurance	21	53	126	169
Indirect automobile loan servicing fees	24	31	65	102
Foreclosed assets, net	105	(14)	235	80
Other	99	89	272	229

Total noninterest expense	1,172	1,089	3,531	3,392

Income (Loss) Before Income Taxes	(333)	100	(220)	1
Provision (Benefit) for Income Taxes	(124)	19	(110)	(49)

Net Income (Loss)	$(209)	$81	$(110)	$50

Earnings (Loss) Per Share (Note 5)
Basic	$(.29)	$.11	$(.15)	$.07
Diluted	(.29)	.11	(.15)	.07

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the nine months ended September 30, 2011 (unaudited)
Balance, January 1, 2011	$8	$6,799	$(590)	$(26)	$12,399	$(4)	$18,586
Comprehensive loss:
Net loss	—	—	—	—	(110)	—	(110)
Change in unrealized appreciation on available-for-sale securities, net of taxes of $14	—	—	—	—	—	25	25

Total comprehensive loss							(85)

Issuance of 31,387 shares of restricted stock (rounded to less than $1)	—	—	—	—	—	—	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(44)	—	—	(44)
ESOP shares earned	—	(1)	35	—	—	—	34
Stock-based compensation expense	—	27	—	—	—	—	27

Balance, September 30, 2011	$8	$6,825	$(555)	$(70)	$12,289	$21	$18,518

For the nine months ended September 30, 2010 (unaudited)
Balance, January 1, 2010	$—	$—	$—	$—	$12,250	$65	$12,315
Comprehensive income:
Net income	—	—	—	—	50	—	50
Change in unrealized appreciation on available-for-sale securities, net of tax of $19	—	—	—	—	—	(39)	(39)

Total comprehensive income							11

Common stock issued in initial public offering, 784,689 shares, net of issuance costs of $1,030	8	6,809	—	—	—	—	6,817
Acquisition of ESOP shares	—	—	(628)	—	—	—	(628)
ESOP shares earned	—	(6)	26	—	—	—	20

Balance, September 30, 2010	$8	$6,803	$(602)	$—	$12,300	$26	$18,535

See accompanying notes to unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income (loss)	$(110)	$50
Items not requiring (providing) cash
Depreciation	150	153
Provision for loan losses	893	622
Amortization (accretion) of premiums and discounts on securities	10	(13)
Deferred income taxes	(284)	(50)
Net realized gains on loan sales	(26)	(76)
Net realized losses on sales of available-for-sale securities	—	1
Loss on other than temporary impairment of equity securities	3	26
Losses and write downs on foreclosed assets held for sale	195	27
Bank-owned life insurance income, net	(101)	(116)
Originations of loans held for sale	(6,539)	(14,005)
Proceeds from sales of loans held for sale	6,606	14,115
ESOP compensation expense	34	20
Stock-based compensation expense	27	—
Changes in
Accrued interest receivable	130	(319)
Other assets	143	690
Accrued interest payable	(10)	(14)
Deferred compensation	53	56
Other liabilities	76	432

Net cash provided by operating activities	1,250	1,599

Investing Activities
Net (increase) decrease in interest-bearing deposits	5,063	(1,125)
Purchases of available-for-sale securities	(3,392)	(3,484)
Proceeds from the sales of available-for-sale securities	—	927
Proceeds from maturities and pay-downs of available-for-sale securities	3,090	2,892
Proceeds from maturities and pay-downs of held-to-maturity securities	618	894
Net change in loans	(6,377)	(12,290)
Purchase of premises and equipment	(41)	(154)
Proceeds from sale of foreclosed assets	631	376

Net cash used in investing activities	(408)	(11,964)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(58)	(2,386)
Net increase (decrease) in certificates of deposit, including brokered certificates	(1,033)	4,954
Net decrease in advances from borrowers for taxes and insurance	(195)	(221)
Proceeds from Federal Home Loan Bank advances	12,200	2,456
Repayments of Federal Home Loan Bank advances	(11,662)	(3,991)
Proceeds from issuance of common stock, net of costs	—	6,817
Stock issuance from Employee Stock Ownership Plan purchase	—	(628)

Net cash provided by (used in) financing activities	(748)	7,001

Net Increase (Decrease) in Cash and Cash Equivalents	94	(3,364)
Cash and Cash Equivalents, Beginning of Period	17,963	15,367

Cash and Cash Equivalents, End of Period	$18,057	$12,003

Supplemental Cash Flows Information
Interest paid	$1,756	$2,320
Income taxes paid	135	—
Foreclosed assets acquired in settlement of loans	1,356	418

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

The conversion referred to in Note 2 has been accounted for in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated balance sheets as of September 30, 2011 and December 31, 2010 and the consolidated statements of income, stockholders’ equity and cash flows for the three and nine months ended September 30, 2011 are presented as results of the Company and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2011 and December 31, 2010, and the results of its operations for the three and nine month periods ended September 30, 2011 and 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 included as part of Harvard Illinois Bancorp, Inc.’s Form 10-K (File No. 000-53935) (2010 Form 10-K) filed with the Securities and Exchange Commission on March 30, 2011.

The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2010 Form 10–K.

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

Note 3: New Accounting Pronouncements

Recent and Future Accounting Requirements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption was permitted. The Company adopted the provisions of this guidance and resulted in no additional loans classified as troubled debt restructures. The impact of ASU 2011-02 on our disclosures is reflected in Note 8 – Loans.

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

Participants receive the shares at the end of employment. Because the Company’s stock is not traded on an established market, as of September 30, 2011, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

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

A summary of ESOP shares is as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Shares committed for release	7,324	4,185
Unearned shares	55,451	58,590

Total ESOP shares	62,775	62,775

Fair value of unearned ESOP shares	$530	$421

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

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock. Of the 73,761 stock options granted, 63,167 were qualified stock options and 10,594 were nonqualified. Stock options and restricted stock vest over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At September 30, 2011, there were 4,708 shares available for future grants under this plan.

The following table summarizes stock option activity for the nine months ended September 30, 2011 (dollars in thousands):

	Options	Weighted- Average Exercise Price/Share		Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	—		$—
Granted	73,761		8.10
Exercised	—		—
Forfeited	—		—

Outstanding, September 30, 2011	73,761		$8.10	9.73	$—	(1)

Exercisable, September 30, 2011	—	$	N/A	N/A	$—

(1)	Based on closing price of $8.00 per share on September 30, 2011.

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

There were no options that vested during the three and nine months ended September 30, 2011. Stock-based compensation expense for stock options for the three and nine months ended September 30, 2011 was $14 and $14, respectively. Total unrecognized compensation cost related to nonvested stock options was $289 at September 30, 2011 and is expected to be recognized over a weighted-average period of 4.73 years.

The following table summarizes non-vested restricted stock activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Balance, beginning of year	—	$—
Granted	31,387	8.10
Forfeited	—	—
Earned and issued	—	—

Balance, end of period	31,387	$8.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. The weighted-average grant date fair value of restricted stock granted during the nine months ended September 30, 2011 was $8.10 per share or $254. Stock-based compensation expense for restricted stock for the three and nine months ended September 30, 2011 was $13 and $13, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $241 and is expected to be recognized over a weighted average period of 4.73 years.

Note 5: Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month and nine-month periods ended September 30, 2011. Income per share data presented for the period ended September 30, 2010 is from the date of conversion on April 8, 2010 since there were no outstanding shares of common stock until that date. The factors used in the earnings per common share computation follow (dollars in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	April 18, 2010 to September 30, 2010
Net income (loss)	$(209)	$81	$(110)	$49

Basic weighted average shares outstanding	786,374	784,689	786,374	784,689
Less: Average unallocated ESOP shares	(55,800)	(60,655)	(56,846)	(61,291)

Basic average shares outstanding	730,574	724,034	729,528	723,398
Diluted effect of restricted stock awards	—	—	—	—

Diluted average shares outstanding	730,574	724,034	729,528	723,398

Basic earnings (loss) per share	$(.29)	$.11	$(.15)	$.07

Diluted earnings (loss) per share	$(.29)	$.11	$(.15)	$.07

Options to purchase 73,761 shares were outstanding at September 30, 2011, but were not included in the computation of diluted earnings per share as the options were considered antidilutive for all periods ended September 30, 2011. There were no common shares outstanding prior to April 8, 2010.

Note 6: Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $15,052 and $13,896 at September 30, 2011 and December 31, 2010, respectively, and represent short-term SBA and USDA loans. The securities underlying the agreements are book-entry securities. All securities are delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. These agreements mature by notice by the Company or 30 days by the custodian. The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

At September 30, 2011 and December 31, 2010, agreements to resell securities purchased were outstanding with the following entities (in thousands):

	September 30, 2011	December 31, 2010
BCM High Income Fund, LP	$4,721	$2,000
HEC Opportunity Fund, LLC	2,930	5,800
Coastal Securities	4,502	6,096
Cohen Securities Funding, LLC	2,899	—

Total	$15,052	$13,896

Note 7: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
September 30, 2011:
U.S. government agencies	$3,871	$3	$(4)	$3,870
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	909	22	—	931
Equity securities	458	11	—	469

	$5,238	$36	$(4)	$5,270

December 31, 2010:
U.S. Government and federal agency	$3,600	$—	$(38)	$3,562
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	545	15	—	560
State and political subdivisions	372	—	—	372
Equity securities	455	16	—	471

	$4,972	$31	$(38)	$4,965

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
September 30, 2011:
U.S. government agencies	$500	$43	$—	$543
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	25	—	—	25
Private-label residential	1,328	116	—	1,444
State and political subdivisions	100	—	—	100

	$1,953	$159	$—	$2,112

December 31, 2010:
U.S. Government agencies	$500	$45	$—	$545
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	30	—	—	30
Private-label residential	1,918	152	—	2,070
State and political subdivisions	100	—	—	100

	$2,548	$197	$—	$2,745

The Company held no securities at September 30, 2011 or December 31, 2010 with a book value that exceeded 10% of total equity, with the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions. Other than temporary impairment recorded for the nine month periods ended September 30, 2011 and 2010 totaled $3 and $26, respectively.

As of September 30, 2011 and December 31, 2010, the Company held investments in Shay Asset Management mutual funds with an amortized cost of $429 and $424, respectively. The investments in mutual funds are valued using available market prices. The Company recorded an other-than-temporary impairment in mutual funds of $1 and $10 for the nine months ended September 30, 2011 and December 31, 2010, respectively. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of September 30, 2011 and December 31, 2010.

As of September 30, 2011 and December 31, 2010, the Company held investments in FNMA and FHLMC common stock with amortized cost of $9 and $11, respectively. The investments in FNMA and FHLMC common stock are valued using available market prices. The Company recorded an other-than-temporary impairment on FNMA and FHLMC common stock of $2 and $12 for the nine month periods ended September 30, 2011 and 2010, respectively. Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of September 30, 2011 and December 31, 2010.

As of September 30, 2011 and December 31, 2010, the Company held investments in other equity securities with an amortized cost of $20 at each date. The Company recorded an other-than-temporary impairment on other equity securities of $0 and $4 for the nine month periods ended September 30, 2011 and 2010, respectively. Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of September 30, 2011 and December 31, 2010.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $2,413 and $2,623 as of September 30, 2011 and December 31, 2010, respectively.

Gross gains of $0 and $1, and gross losses of $0 and $2, resulting from sales of available-for-sale securities were realized for the nine month periods ended September 30, 2011 and 2010, respectively. The tax expense applicable to the net realized gain was nominal and rounds to $0.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2011, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$720	$721	$100	$100
One to five years	2,101	2,101	500	543
Five to ten years	1,050	1,048	—	—
After ten years	—	—	—	—

	3,871	3,870	600	643
Mortgage-backed securities	909	931	1,353	1,469
Equity securities	458	469	—	—

Totals	$5,238	$5,270	$1,953	$2,112

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at September 30, 2011 was $1,746, which is approximately 24% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are not other-than-temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government agencies	$1,746	$(4)	$—	$—	$1,746	$(4)

Total temporarily impaired securities	$1,746	$(4)	$—	$—	$1,746	$(4)

Note 8: Loans

Categories of loans include:

	September 30, 2011	December 31, 2010
Mortgage loans on real estate
One-to-four family	$45,466	$45,556
Home equity lines of credit and other 2nd mortgages	10,648	11,388
Multi-family residential	1,489	1,431
Commercial	25,242	26,702
Farmland	7,746	3,622
Construction and land development	2,469	1,588

Total mortgage loans on real estate	93,060	90,287
Commercial and industrial	4,569	4,751
Agricultural	15,661	13,735
Purchased indirect automobile, net of dealer reserve	6,168	5,893
Other consumer	173	372

	119,631	115,038

Less
Loans in process	—	6
Net deferred loan fees and costs	—	6
Allowance for loan losses	2,350	1,873

Net loans	$117,281	$113,153

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

The Company’s lending can be summarized into nine primary areas; one-to-four family residential mortgage loans, home equity loans, multi-family real estate loans, commercial real estate loans, farmland loans, construction and land development loans, commercial and industrial loans, agricultural loans and consumer loans. A description of each lending area can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2011 and the year ended December 31, 2010:

	Three Months Ended September 30, 2011 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development
Allowance for loan losses:
Balance, beginning of period	$465	$142	$35	$508	$75	$278
Provision charged to expense	109	41	317	5	41	50
Losses charged off	(32)	—	(60)	—	—	(50)
Recoveries	—	—	—	7	—	—

Balance, end of period	$542	$183	$292	$520	$116	$278

Ending balance: individually evaluated for impairment	$169	$54	$264	$—	$—	$234

Ending balance: collectively evaluated for impairment	$373	$129	$28	$520	$116	$44

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$45,466	$10,648	$1,489	$25,242	$7,746	$2,469

Ending balance: individually evaluated for impairment	$2,946	$131	$923	$—	$—	$1,015

Ending balance: collectively evaluated for impairment	$42,520	$10,517	$566	$25,242	$7,746	$1,454

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated		Total
Allowance for loan losses:
Balance, beginning of period	$94	$234	$81	$4		$—	$1,916
Provision charged to expense	2	1	28	3		—	597
Losses charged off	—	—	(28)	(1)		—	(171)
Recoveries	—	—	1	—			8

Balance, end of period	$96	$235	$82	$6		$—	$2,350

Ending balance: individually evaluated for impairment	$21	$—	$5	$4		$—	$751

Ending balance: collectively evaluated for impairment	$75	$235	$77	$2		$—	$1,599

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—		$—	$—

Loans:
Ending balance	$4,569	$15,661	$6,168	$173	$		$119,631

Ending balance: individually evaluated for impairment	$50	$—	$19	$3		$—	$5,087

Ending balance: collectively evaluated for impairment	$4,519	$15,661	$6,149	$170		$—	$114,544

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—		$—	$—

	Nine Months Ended September 30, 2011 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development
Allowance for loan losses:
Balance, beginning of period	$352	$150	$34	$629	$5	$291
Provision charged to expense	303	38	318	16	111	37
Losses charged off	(157)	(5)	(60)	(163)	—	(50)
Recoveries	44	—	—	38	—	—

Balance, end of period	$542	$183	$292	$520	$116	$278

Ending balance: individually evaluated for impairment	$169	$54	$264	$—	$—	$234

Ending balance: collectively evaluated for impairment	$373	$129	$28	$520	$116	$44

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$45,466	$10,648	$1,489	$25,242	$7,746	$2,469

Ending balance: individually evaluated for impairment	$2,946	$131	$923	$—	$—	$1,015

Ending balance: collectively evaluated for impairment	$42,520	$10,517	$566	$25,242	$7,746	$1,454

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$97	$206	$105	$4	$—	$1,873
Provision charged to expense	(1)	29	39	3	—	893
Losses charged off	—	—	(68)	(1)	—	(504)
Recoveries	—	—	6	—	—	88

Balance, end of period	$96	$235	$82	$6	$—	$2,350

Ending balance: individually evaluated for impairment	$21	$—	$5	$4	$—	$751

Ending balance: collectively evaluated for impairment	$75	$235	$77	$2	$—	$1,599

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$4,569	$15,661	$6,168	$173	$—	$119,631

Ending balance: individually evaluated for impairment	$50	$—	$19	$3	$—	$5,087

Ending balance: collectively evaluated for impairment	$4,519	$15,661	$6,149	$170	$—	$114,544

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2010
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development
Allowance for loan losses:
Balance, beginning of year	$504	$83	$4	$437	$5	$74
Provision charged to expense	(58)	102	30	397	—	261
Losses charged off	(111)	(35)	—	(205)	—	(44)
Recoveries	17	—	—	—	—	—

Balance, end of year	$352	$150	$34	$629	$5	$291

Ending balance: individually evaluated for impairment	$60	$15	$—	$174	$—	$275

Ending balance: collectively evaluated for impairment	$292	$135	$34	$455	$5	$16

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$45,556	$11,388	$1,431	$26,702	$3,622	$1,588

Ending balance: individually evaluated for impairment	$1,206	$94	$—	$1,082	$—	$666

Ending balance: collectively evaluated for impairment	$44,350	$11,294	$1,431	$25,620	$3,622	$922

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2010 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$120	$12	$183	$4	$—	$1,426
Provision charged to expense	(28)	194	5	1	—	904
Losses charged off	—	—	(110)	(1)	—	(506)
Recoveries	5	—	27	—	—	49

Balance, end of year	$97	$206	$105	$4	$—	$1,873

Ending balance: individually evaluated for impairment	$21	$—	$32	$—	$—	$577

Ending balance: collectively evaluated for impairment	$76	$206	$73	$4	$—	$1,296

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$4,751	$13,735	$5,893	$372	$—	$115,038

Ending balance: individually evaluated for impairment	$99	$—	$126	$1	$—	$3,274

Ending balance: collectively evaluated for impairment	$4,652	$13,735	$5,767	$371	$—	$111,764

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Allowance for Loan Losses
Balance, beginning of period	$1,603	$1,426
Provision charged to expense	190	622
Losses charged off, net of recoveries of $7 and $38	(118)	(373)

Balance end of period	$1,675	$1,675

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

Watch – Loans classified as watch represent loans with the minimum level of acceptable credit risk and servicing requirements and the borrower has the capacity to perform according to the terms and repayment is expected. However, one or more elements of uncertainty exist.

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2011 and December 31, 2010:

	September 30, 2011 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development
Pass	$40,426	$10,083	$566	$22,044	$7,746	$1,454
Watch	949	309	—	1,464	—	—
Special Mention	1,145	125	—	1,734	—	—
Substandard	2,946	131	923	—	—	1,015

Total	$45,466	$10,648	$1,489	$25,242	$7,746	$2,469

	September 30, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total
Pass	$3,310	$15,661	$6,149	$170	$107,609
Watch	1,027	—	—	—	3,749
Special Mention	182	—	—	—	3,186
Substandard	50	—	19	3	5,087

Total	$4,569	$15,661	$6,168	$173	$119,631

	December 31, 2010 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development
Pass	$42,997	$11,026	$443	$22,275	$3,622	$472
Watch	194	142	—	2,903	—	450
Special Mention	1,159	126	988	442	—	—
Substandard	1,206	94	—	1,082	—	666

Total	$45,556	$11,388	$1,431	$26,702	$3,622	$1,588

	December 31, 2010 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total
Pass	$3,504	$13,735	$5,767	$370	$104,211
Watch	1,089	—	—	1	4,779
Special Mention	59	—	—	—	2,774
Substandard	99	—	126	1	3,274

Total	$4,751	$13,735	$5,893	$372	$115,038

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

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Real estate loans:
One-to-four family	$1,573	$682	$1,999	$4,254	$41,212	$45,466	$—
Home equity lines of credit and other 2nd mortgages	128	78	101	307	10,341	10,648	—
Multi-family	—	—	—	—	1,489	1,489	—
Commercial	—	75	—	75	25,167	25,242	—
Farmland	—	—	—	—	7,746	7,746	—
Construction and land development	—	—	400	400	2,069	2,469	—

Total real estate loans	1,701	835	2,500	5,036	88,024	93,060	—

Commercial and industrial	8	—	—	8	4,561	4,569	—
Agriculture	—	—	—	—	15,661	15,661	—
Consumer loans:
Purchased indirect automobile	11	8	—	19	6,149	6,168	—
Other	21	—	3	24	149	173	—

Total consumer loans	32	8	3	43	6,298	6,341	—

Total	$1,741	$843	$2,503	$5,087	$114,544	$119,631	$—

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Real estate loans:
One-to-four family	$1,708	$193	$1,206	$3,107	$42,449	$45,556	$—
Home equity lines of credit and other 2nd mortgages	121	44	60	225	11,163	11,388	—
Multi-family	—	—	—	—	1,431	1,431	—
Commercial	1,216	—	396	1,612	25,090	26,702	—
Farmland	—	—	—	—	3,622	3,622	—
Construction and land development	—	—	—	—	1,588	1,588	—

Total real estate loans	3,045	237	1,662	4,944	85,343	90,287	—

Commercial and industrial	—	77	—	77	4,674	4,751	—
Agriculture	—	—	—	—	13,735	13,735	—
Consumer loans:
Purchased indirect automobile	70	24	33	127	5,766	5,893	17
Other	6	1	1	8	364	372	—

Total consumer loans	76	25	34	135	6,130	6,265	17

Total	$3,121	$339	$1,696	$5,156	$109,882	$115,038	$17

At September 30, 2011 and December 31, 2010, the Company held $15,661 and $13,735 in agricultural production loans and $7,746 and $3,622, respectively in agricultural real estate loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farm land could significantly affect the repayment ability for many agricultural loan customers.

At September 30, 2011 and December 31, 2010, the Company held $25,242 and $26,702 in commercial real estate loans and $2,469 and $1,588 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

Loans contractually delinquent 90 days or more increased $807,000 from December 31, 2010 to $2.5 million at September 30, 2011 primarily as a result of additional one-to-four family real estate loans of $793,000.

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

The Company will restructure loans when the borrower demonstrates the inability to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms. Restructurings generally include one or more of the following restructuring options; reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection. Restructured loans in compliance with modified terms are initially classified as impaired.

The following tables present impaired loans at September 30, 2011 and December 31, 2010:

	September 30, 2011
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific allowance
Real estate loans:
One-to-four family	$1,202	$1,297	$—
Home equity lines of credit and other 2nd mortgages	78	88	—
Multi-family	—	—	—
Commercial	—	—	—
Farmland	—	—	—
Construction and land development	400	450	—

Total real estate loans	1,680	1,835	—

Commercial and industrial	—	—	—
Agriculture	—	—	—
Consumer loans:	—	—	—
Purchased indirect automobile	—	—	—
Other	—	—	—

Total consumer loans	—	—	—

Total loans	$1,680	$1,835	$—

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,744	$1,744	$169
Home equity lines of credit and other 2nd mortgages	53	53	54
Multi-family	923	983	264
Commercial	—	—	—
Farmland	—	—	—
Construction and land development	615	657	234

Total real estate loans	3,335	3,437	721

Commercial and industrial	50	50	21
Agriculture	—	—	—
Consumer loans:
Purchased indirect automobile	19	19	5
Other	3	3	4

Total consumer loans	22	22	9

Total loans	3,407	3,509	751

Total	$5,087	$5,344	$751

	Average Investment in Impaired Loans		Interest Income Recognized
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(Dollars in thousands)
Loans without a specific allowance
Real estate loans:
One-to-four family	$1,329	$1,035	$34	$40
Home equity lines of credit and other 2nd mortgages	103	69	3	3
Multi-family	—	—	—	—
Commercial	—	—	—	—
Farmland	—	—	—	—
Construction and land development	200	200	5	8

Total real estate loans	1,632	1,304	42	51

Commercial and industrial	3	—	—	—
Agriculture	—	—	—	—
Consumer loans:	—	—	—	—
Purchased indirect automobile	—	—	—	—
Other	—	—	—	—

Total consumer loans	—	—	—	—

Total loans	$1,635	$1,304	$42	$51

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,424	$1,042	$37	$40
Home equity lines of credit and other 2nd mortgages	36	43	1	2
Multi-family	462	462	12	18
Commercial	—	541	—	21
Farmland	—	—	—	—
Construction and land development	615	640	16	25

Total real estate loans	2,537	2,728	66	106

Commercial and industrial	73	75	2	2
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	29	72	—	2
Other	2	2	—	—

Total consumer loans	31	74	—	2

Total loans	2,641	2,877	68	110

Total	$4,276	$4,181	$110	$161

	December 31, 2010
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific allowance
Real estate loans:
One-to-four family	$867	$905	$—
Home equity lines of credit and other 2nd mortgages	60	70	—
Multi-family	—	—	—
Commercial	—	—	—
Farmland	—	—	—
Construction and land development	—	—	—

Total real estate loans	927	975	—

Commercial and industrial	—	—	—
Agriculture	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—
Other	1	1	—

Total consumer loans	1	1	—

Total loans	$928	$976	$—

Loans with a specific allowance
Real estate loans:
One-to-four family	$339	$352	$60
Home equity lines of credit and other 2nd mortgages	34	34	15
Multi-family	—	—	—
Commercial	1,082	1,277	174
Farmland	—	—	—
Construction and land development	666	708	275

Total real estate loans	2,121	2,371	524

Commercial and industrial	99	99	21
Agriculture	—	—	—
Consumer loans:
Purchased indirect automobile	126	126	32
Other	—	—	—

Total consumer loans	126	126	32

Total loans	2,346	2,596	577

Total	$3,274	$3,572	$577

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDR”), where economic concessions have been granted to borrowers who have experienced financial difficulties, that were classified as impaired. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired at the time of restructuring and typically are returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of at least twelve months.

When loans and leases are modified into a TDR, the Company evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or based on the current fair value of the collateral, less selling costs for collateral dependent loans. If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, the Company evaluates all TDRs, including those that have payment defaults, for possible impairment and recognizes impairment through the allowance.

During the quarter ended September 30, 2011, the Company adopted ASU 2011-02. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011, the beginning of our current fiscal year, for identification as TDRs. The Company identified no loans as troubled debt restructurings for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology. Thereafter there was no additional impact to the allowance for loan losses as a result of the adoption.

Given the current adverse economic environment and negative outlook in the residential real estate market, the Company includes in its methodology for the valuation of loans in its real estate portfolio a methodology that applies downward “qualitative” adjustments to the real estate appraised values for residential loans that are deemed impaired. We believe that these qualitative appraisal adjustments more accurately reflect real estate values in light of the sales experience and economic conditions that we have recently observed. As a result of the increased TDR’s in residential real estate the specific and general allowance have been increased in this category since December 31, 2010.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, but on nonaccrual, as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Real estate loans:
One-to-four family	$1,377	$—
Home equity lines of credit and other 2nd mortgages	—	—
Multi-family	923	—
Commercial	—	686
Farmland	—	—
Construction and land development	615	666

Total real estate loans	2,915	1,352

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$2,915	$1,352

The following table represents loans modified as troubled debt restructures during the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Real estate loans:
One-to-four family	1	$161	10	$1,377
Home equity lines of credit and other 2nd mortgages	—	—	—	—
Multi-family	1	923	1	923
Commercial	—	—	—	—
Farmland	—	—	—	—
Construction and land development	—	—	—	—

Total real estate loans	2	1,084	11	2,300

Commercial and industrial	—	—	—	—
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—
Other	—	—	—	—

Total consumer loans	—	—	—	—

Total	2	$1,084	11	$2,300

During the nine month period ended September 30, 2011, the Company modified ten residential real estate loans, with a recorded investment of $1,377 prior to modification, which were deemed TDRs. One of the modifications, totaling $157 was to lower the interest rate and extend the maturity date. This resulted in a specific allowance of $9 based upon the fair value of the collateral. Eight of the modifications, totaling $1,059 involved maturity concessions, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific allowances of $72, based upon the fair value of the collateral. Finally, one of the modifications, totaling $161, involved an interest rate concession only and resulted in an impairment loss of $23 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement.

In addition, the Company modified one multi-family residential real estate loan during the period, which had recorded investment of $923 prior to modification and was deemed a TDR. The Company lowered the interest rate and extended the maturity date, which resulted in a specific allowance of $264 based upon the fair value of the collateral. The restructure also resulted in a specific loss of $60 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement.

Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.

During the nine month period ended September 30, 2011, one residential real estate loan, totaling $686 that was considered a TDR during the past twelve months defaulted and was transferred to foreclosed assets with a charge-off of $152. Default occurs when a loan or lease is 90 days or more past due, transferred to nonaccrual or charged-off and is within 12 months of restructuring.

The following table presents the Company’s nonaccrual loans at September 30, 2011 and December 31, 2010. This table includes all troubled debt restructurings, all of which are performing.

	September 30, 2011	December 31, 2010
Mortgages on real estate:
One-to-four family	$2,946	$1,206
Home equity lines of credit and other 2nd mortgages	131	94
Multi-family residential	923	—
Commercial	—	1,082
Construction and land development	1,015	666
Commercial and industrial	50	99
Purchased indirect automobile	—	16
Other consumer	3	1

Total	$5,068	$3,164

Note 9: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $6,549 or 65,489 shares of Federal Home Loan Bank stock as of September 30, 2011 and December 31, 2010. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Agency (FHFA). During the third quarter, FHLB’s capital plan was approved by the FHFA. This plan will include a capital stock conversion as of January 1, 2012. In conjunction with the capital plan, FHLB is preparing a plan for submission to FHFA, for the FHLB to begin repurchasing excess stock over time after the effective date of the capital plan. The FHLB continues to provide liquidity and funding through advances. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval. The FHLB did not pay a dividend in 2010; however, in 2011 the FHLB has twice declared and paid quarterly dividends at an annualized rate of 10 basis points per share, totaling $5 for the nine months ended September 30, 2011. Management performed an analysis as of September 30, 2011 and December 31, 2010 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 10: Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (in thousands):

	Nine Months Ended September,
	2011	2010
Net unrealized gains (losses) on securities available-for-sale	$36	$(85)
Less reclassification adjustment for realized losses on sales of securities included in income	—	(1)
Less reclassification adjustment for loss on other than temporary impairment of equity securities	(3)	(26)

Other comprehensive loss, before tax effect	39	(58)
Less income tax expense (benefit)	14	(19)

Other comprehensive income (loss)	$25	$(39)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows (in thousands):

	September 30, 2011	December 31, 2010
Net unrealized gain (loss) on securities available-for-sale	$32	$(7)
Tax effect	11	(3)

Net-of-tax amount	$21	$(4)

Note 11: Income Taxes

A reconciliation of the income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below (in thousands):

	Nine Months Ended September 30,
	2011	2010
Computed at the statutory rate (34%)	$(75)	$—
Decrease resulting from
Tax exempt interest	(2)	(7)
Nondeductible expenses	1	1
Cash surrender value of life insurance	(34)	(39)
Other	—	(4)

Actual expense (benefit)	$(110)	$(49)

Tax benefit as a percentage of pre-tax income (loss)	(50.00)%	(4900.00)%

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Available-for-sale securities:
US Government and federal agency	$3,870	$—	$3,870	$—
Mortgage-backed securities – GSE residential	931	—	931	—
Equity securities	469	19	450	—

Mortgage servicing rights	384	—	—	384

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Available-for-sale securities:
US Government and federal agency	$3,562	$—	$3,562	$—
Mortgage-backed securities – GSE residential	560	—	560	—
State and political subdivisions	372	—	—	372
Equity securities	471	23	438	—

Mortgage servicing rights	425	—	—	425

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (in thousands):

	Available-for - sale Securities	Mortgage Servicing Rights
Balance, January 1, 2011	$372	$425
Total realized and unrealized gains and losses included in net income	—	(31)
Servicing rights that result from asset transfers	—	40
Loans refinanced	—	(50)
Maturity of securities	(372)	—

Balance, September 30, 2011	$—	$384

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy. Fair value adjustments on impaired loans were $1,337 at September 30, 2011 compared to $38 at December 31, 2010.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Impaired loans (collateral dependent)	$4,336	$—	$—	$4,336
Foreclosed assets	1,041	—	—	1,041

December 31, 2010:

Impaired loans (collateral dependent)	$1,953	$—	$—	$1,953

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 (in thousands).

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$18,057	$18,057	$17,963	$17,963
Interest-bearing deposits	5,762	5,762	10,825	10,825
Available-for-sale securities	5,270	5,270	4,965	4,965
Held-to-maturity securities	1,953	2,112	2,548	2,745
Loans, net of allowance for loan losses	117,281	119,293	113,153	114,607
Federal Home Loan Bank stock	6,549	6,549	6,549	6,549
Mortgage servicing rights	384	384	425	425
Interest receivable	771	771	901	901

Financial liabilities
Deposits	131,531	132,636	132,622	132,037
Federal Home Loan Bank advances	14,191	14,726	13,653	14,130
Advances from borrowers for taxes and insurance	207	207	402	402
Interest payable	43	43	53	53
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

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

The national economy, and the local economies within our market areas, remain weak. The economy has been marked by high unemployment rates, rising numbers of foreclosures, and contractions in business and consumer credit. The national and local unemployment rates have shown some improvement in 2011, but remain high. These conditions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values. We have experienced high levels of non-performing loans and net charge-offs. At September 30, 2011, non-performing loans, including troubled debt restructurings, represented 4.24% of total loans, compared to 2.77% at December 31, 2010. Annualized net charge-offs to average loans were 0.48% and 0.41%, for the nine months ended September 30, 2011 and 2010, respectively. The high levels of non-performing loans, including troubled debt restructurings, and net charge-offs contributed to the high provisions for loan losses of $893,000 and $622,000 for the nine months ended September 30, 2011 and 2010, respectively.

Should the housing market and economic conditions in our market area stagnate or continue to deteriorate, it will continue to have a material negative effect on the Company’s business and results of operation.

At September 30, 2011, the Bank was categorized as “well capitalized” under regulatory capital requirements.

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

Our net loss for the quarter ended September 30, 2011 was $(209,000), compared to our net income of $81,000 for the quarter ended September 30, 2010. The decrease in net income to a net loss was due to increases in the provision for loan losses and noninterest expense, and a decrease in noninterest income, respectively, partially offset by an increase in net interest income and a decrease in the provision for income taxes.

Our net loss for the nine months ended September 30, 2011 was $(110,000), compared to our net income of $50,000 for the nine months ended September 30, 2010. The decrease in net income to a net loss was due to increases in the provision for loan losses and noninterest expense, and a decrease in noninterest income, respectively, partially offset by an increase in net interest income and an increase in the benefit for income taxes.

The following discussion compares the financial condition of Harvard Illinois Bancorp, Inc. and its wholly owned subsidiaries, Harvard Savings Bank and Harvard Illinois Financial Corporation at September 30, 2011 to its financial condition at December 31, 2010, and the results of operations for the three months and nine months ended September 30, 2011 to the same periods in 2010. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets at September 30, 2011 decreased $653,000 or 0.4% to $167.1million from $167.8 million at December 31, 2010. Total liabilities decreased $585,000 or 0.4% to $148.6 million at September 30, 2011 from $149.2 million at December 31, 2010. The modest changes in total assets and liabilities were consistent with our strategy to limit growth of our balance sheet in the current economic environment.

Loans, net increased $4.1 million to $117.3 million at September 30, 2011 from $113.2 million at December 31, 2010. During the first nine months of 2011, loan originations, advances and purchases were $40.9 million, which were offset by $6.5 million in loans sold, $28.9 million of loan repayments and payoffs, net of $504,000 in charge-offs, a net increase in allowance for loan losses of $477,000 and transfers to foreclosed assets of $1.4 million. Farmland and agricultural production loans provided most of the growth, increasing $6.1 million or 34.9% to $23.4 million at September 30, 2011 from $17.4 million at December 31, 2011. The increase in loans was funded primarily by maturities of interest-bearing deposits with other financial institutions which decreased $5.1 million during 2011 to $5.8 million at September 30, 2011. Foreclosed assets held for sale at September 30, 2011 increased $530,000 to $1.3 million from $767,000 at December 31, 2010 primarily due to the $1.4 million transfer from the loan portfolio during the nine months ended September 30, 2011, offset partially by sales which provided for net proceeds totaling $631,000, and writedowns of $183,000 as a result of a decline in certain property values. Based on recent appraisals and sales contract negotiations, management believes the properties are recorded at fair value less costs to sell as of September 30, 2011. Total stockholders’ equity decreased by $68,000 during the nine months of 2011 to $18.5 million at September 30, 2011. The decrease was primarily due to a net loss of $(110,000) for the nine months ended September 30, 2011.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. Net loss for the three months ended September 30, 2011 was $(209,000), compared to net income of $81,000 for the three months ended September 30, 2010, a decrease in net income of $290,000. The decrease in net income was due to increases in the provision for loan losses and noninterest expense of $407,000 and $83,000, and a decrease in noninterest income of $70,000, respectively, partially offset by an increase in net interest income of $127,000 and a decrease in the provision for income taxes of $143,000.

Interest and Dividend Income. Total interest and dividend income decreased $75,000 or 3.9% to $1.85 million for the three months ended September 30, 2011 from $1.93 million for the same period in 2010. Although average interest-earning assets increased $2.5 million to $156.4 million for the three months ended September 30, 2011 from $153.8 million for the same quarter in 2010, the average yield decreased 28 basis points to 4.74% from 5.02%. This decrease reflected the lower reinvestment rates and the reallocation of interest-earning assets between asset categories and the decreases in yield on those assets during the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. Interest and fees on loans decreased $73,000 during the period as the average balance of loans decreased $5.7 million to $117.7 million primarily due to repayments and sales of loans outpacing originations and purchases, offset partially by higher average yield on loans, which increased 3 basis points to 5.86% from 5.83%. Interest income on securities and other interest-earning assets decreased $2,000 for the three months ended September 30, 2011 compared to the year ago period as average balances increased $8.3 million, primarily due to slower loan demand, and the average yield on those assets decreased 39 basis points to 1.33% from 1.72%, due to the lower interest rate environment.

Interest Expense. Total interest expense decreased $202,000 or 26.9% to $549,000 for the three months ended September 30, 2011 from $751,000 for the same period in 2010. Interest expense on deposit accounts decreased $151,000 or 25.3% to $445,000 for the three months ended September 30, 2011 from $596,000 for the same period in 2010. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $131,000 during the period while interest expense on savings, NOW and money market accounts decreased $20,000. The average balances of savings, NOW and money market accounts increased $2.3 million while the cost of these deposits decreased 19 basis points to 0.23% during the three months ended September 30, 2011 from the three months ended September 30, 2010. The average balance in certificates of deposits and brokered certificates of deposit increased $1.4 million, with the cost of these deposits decreasing 70 basis points. The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and the declining market interest rates for deposits.

Interest expense on Federal Home Loan Bank advances decreased $51,000 to $104,000 for the three months ended September 30, 2011 from $155,000 for the three months ended September 30, 2010. The average balance of advances decreased $2.1 million while the average cost of this funding decreased 87 basis points for the three months ended September 30, 2011 from the comparable period in 2010. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on borrowed funds. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2011 compared to 2010.

Net Interest Income. Net interest income increased $127,000 or 10.8% to $1.3 million for the three months ended September 30, 2011 from $1.2 million for the three months ended September 30, 2010, primarily as a result of an increase in our net interest rate spread of 32 basis points to 3.19% from 2.87%. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 110.20% for the three months ended September 30, 2011 from 109.63% for the same period in 2010. Our net interest margin increased to 3.34% from 3.06%. The increases in our net interest rate spread and net interest margin reflected the more rapid repricing of all deposit products at lower rates, and the maturity of higher cost long-term fixed –rate Federal Home Loan Bank advances.

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

Based upon our evaluation of these factors, a provision of $597,000 was recorded for the three months ended September 30, 2011, an increase of $407,000 or 214.2% from $190,000 for the three months ended September 30, 2010. The provision for loan losses reflected net charge offs of $163,000 for the three months ended September 30, 2011, compared to $118,000 for the three months ended September 30, 2010. The allowance for loan losses was $2.4 million, or 1.96% of total loans at September 30, 2011, compared to $1.9 million, or 1.63% of total loans at December 31, 2010. At September 30, 2011, we had identified substandard loans totaling $5.1 million, all of which were considered impaired, and established an allowance for loan losses of $751,000. At December 31, 2010, we considered all substandard loans totaling $3.3 million impaired and established an allowance for loan losses of $577,000. We used the same methodology in assessing the allowance for each period.

The allowance as a percent of nonperforming loans decreased to 46.37% at September 30, 2011 from 47.06% at September 30, 2010. Nonperforming loans increased to $5.1 million at September 30, 2011, compared to $3.6 million at September 30, 2010. Net charge-offs as a percent of average total loans outstanding increased to 0.55% for the quarter ended September 30, 2011 from 0.38% for the same quarter in 2010, due to an increase in net charge-offs of $45,000 to $163,000, partially offset by a $5.7 million decrease in average loans outstanding to $117.7 million.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2011 and 2010, respectively.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of September 30, 2011 and December 31, 2010 (dollars in thousands).

	September 30, 2011			December 31, 2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
Real estate loans:
One-to-four-family	$542	23.05%	38.01%	$352	18.79%	39.60%
Home equity line of credit and other 2nd mortgage	183	7.79	8.90	150	8.01	9.90
Multi-family	292	12.43	1.24	34	1.82	1.24
Commercial	520	22.13	21.10	629	33.58	23.21
Farmland	116	4.94	6.47	5	0.26	3.15
Construction and land development	278	11.83	2.06	291	15.54	1.38

Total real estate loans	1,931	82.17	77.78	1,461	78.00	78.48

Commercial and industrial	96	4.09	3.82	97	5.18	4.13

Agriculture	235	10.00	13.10	206	11.00	11.94

Consumer loans:
Purchased indirect automobile	82	3.48	5.16	105	5.61	5.13
Other	6	0.26	0.14	4	0.21	0.32

Total consumer loans	88	3.74	5.30	109	5.82	5.45

Unallocated	—	—	—	—	0.00	0.00

Total allowance for loan losses	$2,350	100.00%	100.00%	$1,873	100.00%	100.00%

The increase in the allowance for loan losses allocated to one-to-four family real estate loans was primarily due to the increase in nonperforming loans and related specific reserves of $1.7 million and $109,000, and an increase in the allowance of $67,000 for the recourse obligation on loans sold to the Federal Home Loan Bank which was impacted by claims processed on loan foreclosures. The increase in the allowance for loan losses allocated to multi-family real estate loans was primarily due to one loan secured by a senior-assisted living center with a balance of $923,000, net of an impairment loss of $60,000, with a related specific reserve of $264,000 that was a troubled debt restructuring during the quarter ended September 30, 2011.

The decrease in the allowance for loan losses allocated to commercial real estate loans was largely due to the two impaired loans at December 31, 2010 totaling $1.1 million with specific reserves totaling $174,000 that were transferred to other real estate owned during the nine months ended September 30, 2011. Charge-offs in the amount of $162,000 were incurred on those loans in 2011.

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At September 30, 2011	At December 31, 2010
Non-accrual loans:
Real estate loans:
One-to four-family	$2,946	$1,206
Home equity lines of credit and other 2nd mortgage	131	94
Multi-family residential	923	—
Commercial	—	1,082
Construction and land development	1,015	666

Total real estate loans	5,015	3,048
Commercial and industrial	50	99
Consumer loans:
Purchased indirect automobile	—	16
Other	3	1

Total consumer loans	3	17

Total non-accrual loans	5,068	3,164

Accruing loans past due 90 days or more:
Consumer loans:
Purchased indirect automobile	—	17
Other	—	—

Total consumer loans	—	17

Total accruing loans past due 90 days or more	—	17

Total of nonaccrual and 90 days or more past due loans	5,068	3,181

Other real estate owned:
One-to four family	419	696
Commercial	825	—

Total other real estate owned	1,244	696

Repossessed automobiles	53	71

Total non-performing assets	6,365	3,948

Troubled debt restructurings (not included in nonaccrual loans above)	—	—

Total non-performing assets and troubled debt restructurings	$6,365	$3,948

Total non-performing loans to total loans	4.24%	2.77%
Total non-performing assets to total assets	3.81%	2.35%
Total non-performing loans and troubled debt restructurings to total loans	4.24%	2.77%
Total non-performing assets and troubled debt restructurings to total assets	3.81%	2.35%

The increase in nonaccrual one-to four-family real estate loans is in part due to the addition of loans totaling $625,000 that were troubled debt restructurings in 2011, that are current to the terms of the restructuring, as well as an increase of $793,000 in loans contractually delinquent 90 days or more.

The increase in nonaccrual multi-family real estate loans was due to one loan secured by a senior-assisted living center with a balance of $923,000, net of an impairment loss of $60,000, that was a troubled debt restructuring in 2011.

The decrease in nonaccrual commercial real estate loans is primarily the result of two commercial real estate loans totaling $1.1 million and secured by retail strip centers in McHenry County that were transferred to other real estate owned in 2011.

The increase in nonaccrual construction and land development loans was due primarily to one loan secured by commercial land for development in McHenry County with a balance of $400,000, net of a partial charge-off of $50,000, which is more than 90 days past due and in foreclosure.

The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at September 30, 2011 and December 31, 2010. Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list (in thousands).

	September 30, 2011	December 31, 2010
Watch loans	$3,749	$4,779
Special Mention loans	3,186	2,774
Substandard loans	5,087	3,274

Total watch list loans	$12,022	$10,827

The $1.2 million net increase in watch list loans during 2011 is primarily due to a $2.5 million increase in one-to-four family loans, offset partially by $1.1 million in commercial real estate loans transferred to foreclosed assets in 2011.

Noninterest Income. Noninterest income decreased $70,000 or 34.8% to $131,000 for the three months ended September 30, 2011 from $201,000 for the three months ended September 30, 2010. The decrease was primarily due to an increase in net losses on loan sales of $88,000 for the three months ended September 30, 2011, compared to the same period in 2010. Losses on loan sales included the net decrease in fair value of mortgage servicing rights of $53,000 for the three months ended September 30, 2011 due to the significant increase in prepayment speeds for the servicing portfolio during the third quarter of 2011. Gains on loan sales for the three months ended September 30, 2010 included the net increase in fair value of servicing rights of $4,000. Net realized gains of $32,000 and $63,000 were recognized on loans sold of $3.6 million and $6.5 million for the three months ended September 30, 2011 and 2010.

Noninterest Expense. Noninterest expense increased $83,000 or 7.6% to $1.2 million for the three months ended September 30, 2011 from $1.1 million for the three months ended September 30, 2010. Increases in compensation and benefits, marketing, office supplies, foreclosed assets net, and other expenses in 2011 compared to 2010, were partially offset by decreases in occupancy, data processing, professional fees, federal deposit insurance and indirect automobile loan servicing fees. The largest increase was foreclosed assets, net, which increased $119,000 to $105,000, due primarily to higher losses and writedowns on foreclosed assets for sale of $99,000 for the three months ended September 30, 2011, compared to a net gain of $23,000 for the same period in 2010. The largest decrease was federal deposit insurance which decreased $32,000 to $21,000 due to a reduced fee structure.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $124,000 for the three months ended September 30, 2011 compared to a provision of $19,000 for the same period in 2010, a decrease of $143,000. The lower income tax expense for the third quarter of 2011 reflects a lower level of pre-tax income, compared to 2010. The effective tax benefit as a percent of pre-tax loss was 37.24% for the three months ended September 30, 2011, compared to an effective tax expense as a percent of pre-tax income of 19.00% for the three months ended September 30, 2010.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General. Net loss for the nine months ended September 30, 2011 was $(110,000), compared to net income of $50,000 for the nine months ended September 30, 2010, a decrease of $160,000. The decrease in net income was due to increases in the provision for loan losses and noninterest expense of $271,000 and $139,000, and a decrease in noninterest income of $32,000, respectively, partially offset by increases in net interest income and the benefit for income taxes of $221,000 and $61,000, respectively.

Interest and Dividend Income. Total interest and dividend income decreased $339,000 or 5.8% to $5.5 million for the nine months ended September 30, 2011 from $5.8 million for the same period in 2010. Although average interest-earning assets increased $4.7 million to $156.2 million for the nine months ended September 30, 2011 from $151.6 million for the same period in 2010, the average yield decreased 44 basis points to 4.66% from 5.10%. This decrease reflected a decline in the interest rate environment for nearly all asset categories during the period, and that most of the increase in interest-earning assets was invested in lower-yielding short-duration securities repurchase agreements. Interest and fees on loans decreased $301,000 for the first three quarters of 2011 compared to the same period in 2010 as the average balance of loans decreased $5.5 million to $115.6 million primarily due to repayments and sales of loans outpacing originations and purchases, and as the average yield on loans decreased 6 basis points to 5.86% from 5.92%. Interest income on securities and other interest-earning assets decreased $38,000 for the nine months ended September 30, 2011 compared to the year ago period as the average yield on those assets decreased 59 basis points to 1.25% from 1.84%, due to the lower interest rate environment, offset by an increase in average balances of those assets of $10.2 million, primarily due to slower loan demand.

Interest Expense. Total interest expense decreased $560,000 or 24.3% to $1.7 million for the nine months ended September 30, 2011 from $2.3 million for the same period in 2010. Interest expense on deposit accounts decreased $402,000 or 22.1% to $1.4 for the nine months ended September 30, 2011 from $1.8 million for the same period in 2010. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $324,000, while interest expense on savings, NOW and money market accounts decreased $78,000 during the period. The average balance in certificates of deposits and brokered certificates of deposit increased $2.7 million, with the cost of these deposits decreasing 64 basis points to 2.19% for the nine months ended September 30, 2011 compared to the same period in 2010. The average balances of savings, NOW and money market accounts increased $2.3 million while the cost of these deposits decreased 24 basis points to 0.28% during the nine months ended September 30, 2011 from the nine months ended September 30, 2010. The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and promotional events pricing, and the declining market interest rates for deposits.

Interest expense on Federal Home Loan Bank advances decreased $158,000 to $330,000 for the nine months ended September 30, 2011 from $488,000 for the nine months ended September 30, 2010. The average balance of advances decreased $3.0 million while the average cost of this funding decreased 68 basis points to 3.18% for the nine months ended September 30, 2011 from the comparable period in 2010. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2011 compared to 2010.

Net Interest Income. Net interest income increased $221,000 or 6.3% to $3.7 million for the nine months ended September 30, 2011 from $3.5 million for the nine months ended September 30, 2010, primarily as a result of the ratio of our average interest-earning assets to average interest-bearing liabilities which increased to 110.07% for the nine months ended September 30, 2011 from 108.28% for the same period in 2010, and modest improvement in our net interest rate spread and net interest margin to 3.02% and 3.17%, respectively, from 2.91% and 3.08%, respectively.

Provision for Loan Losses.

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	2011	2010
Allowance at beginning of period	$1,873	$1,426
Provision for loan losses
Charge-offs:	893	622
Real estate loans:
One-to four family	157	90
Home equity line of credit and other 2nd mortgage	5	25
Multi-family residential	60	—
Commercial	163	195
Construction and land development	50	2

Total charge-offs, real estate loans	435	312

Consumer loans:
Purchased indirect automobile	68	98
Other	1	1

Total charge-offs, consumer loans	69	99

Total charge-offs	504	411

Recoveries:
Real estate loans:
One-to four family	44	12
Commercial	38	—

Total recoveries, real estate loans	82	12

Commercial and industrial	—	5

Consumer loans:
Purchased indirect automobile	6	21
Other	—	—

Total recoveries, consumer loans	6	21

Total recoveries	88	38

Net charge-offs	416	373

Allowance at end of period	$2,350	$1,675

Allowance to non-performing loans	46.37%	47.06%
Allowance to total loans outstanding at the end of the period	1.96%	1.37%
Net charge-offs to average total loans outstanding during the period	0.48%	0.41%

Based upon our evaluation of these factors, a provision of $893,000 was recorded for the nine months ended September 30, 2011, an increase of $271,000 or 43.6% from $622,000 for the same period in 2010. The provision for loan losses reflected net charge offs of $416,000 or 0.48% of average total loans for the first three quarters of 2011, compared to $373,000 or 0.41% of average total loans for the same period in 2010. Substandard loans increased $1.9 million to $5.1 million during the nine months ended September 30, 2011, while the related specific loss allowances for those loans increased $174,000 to $751,000. Substandard loans were unchanged at $3.7 million at September 30, 2010 from December 31, 2009, while the related specific loss allowances decreased by $92,000 to $339,000. We used the same methodology in assessing the allowance for each period.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended September 30, 2011 and 2010, respectively.

Noninterest Income. Noninterest income decreased $32,000 or 6.2% to $487,000 for the nine months ended September 30, 2011 from $519,000 for the nine months ended September 30, 2010. The decrease was primarily related to net gains on loan sales which decreased $50,000 to $26,000 for the nine months ended September 30, 2011, compared to $76,000 for the same period in 2010. Net realized gains of $67,000 and $110,000 were recognized on loans sold of $6.6 million and $14.1 million for the nine months ended September 30, 2011 and 2010. Gains on loan sales included the net decrease in fair value of mortgage servicing rights of $41,000 in 2011 compared to $34,000 for the same period in 2010. The decreases in fair value of mortgage servicing rights were primarily due to the increase in prepayment speeds for the servicing portfolio during the nine months ended September 30, 2011 and 2010.

Noninterest Expense. Noninterest expense increased $139,000 or 4.1% to $3.5 million for the nine months ended September 30, 2011 from $3.4 million for the nine months ended September 30, 2010. The increase in noninterest expense was primarily due to increases in professional fees, foreclosed assets, net, and other noninterest expense of $20,000, $155,000, and $43,000, respectively for the nine months ended September 30, 2011 compared to the same period in 2010. The increase in losses on foreclosed assets, net was primarily due to losses from writedowns and sales of foreclosed assets totaling $195,000 in 2011 compared to writedowns and losses on sales totaling $27,000 in 2010, an increase of $168,000. The increases in professional fees and other noninterest expense were primarily related to the Company becoming a public company in 2010. These increases were partially offset by decreases in federal deposit insurance and indirect automobile loan servicing fees of $43,000 and $37,000, respectively, for the nine months ended September 30, 2011 compared to the same period in 2010. The decrease in federal deposit insurance is due to lower applicable rates in 2011. The decrease in indirect automobile loan servicing fees was due to lower average balance of loans being serviced which decreased $3.0 million to $6.0 million in 2011.

Provision (Benefit) for Income Taxes. The benefit for income taxes increased $61,000 to $110,000 for the nine months ended September 30, 2011 compared to a benefit $49,000 for the same period in 2010. The higher benefit for income taxes for 2011 reflects the higher pre-tax loss compared to 2010.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities were $1.3 and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and interest-bearing deposits and pay downs on mortgage-backed securities. Net cash used in investing activities were $408,000 and $12.0 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2010, net cash provided by financing activities included $6.2 million in proceeds from issuance of common stock net of ESOP purchase of $628,000 Net cash provided by (used in) financing activities also consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by (used in) financing activities was $(748,000) and $7.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The Bank is required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank’s actual ratios at September 30, 2011 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%. Accordingly, Harvard Savings Bank was categorized as well capitalized at September 30, 2011. Management is not aware of any conditions or events since the most recent notification that would change our category.

	September 30, 2011	December 31, 2010	Minimum
	Actual	Actual	Required
Tier 1 capital to average assets	9.91%	10.2%	5.0%
Tier 1 capital to risk-weighted assets	12.72%	14.5%	6.0%
Total capital to risk-weighted assets	13.85%	15.8%	10.0%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2011 and December 31, 2010 (in thousands).

	September 30, 2011	December 31, 2010
Commitments to fund loans	$11,281	$17,500
Standby letters of credit	6	125

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2011 totaled $41.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost
Assets
Interest- earning assets:
Interest -earning deposits	$7,459	$26	1.39%	$10,819	$41	1.52%
Securities purchased under agreements to resell	17,586	42	0.96%	6,579	22	1.34%
Securities, tax-exempt	100	1	4.00%	462	6	5.19%
Securities, taxable	7,023	58	3.30%	6,032	62	4.11%
Loans	117,668	1,725	5.86%	123,406	1,798	5.83%
Federal Home Loan Bank stock	6,549	2	0.12%	6,549	—	0.00%

Total interest earning assets	156,385	1,854	4.74%	153,847	1,929	5.02%

Non-interest earning assets	11,903			12,198

Total assets	$168,288			$166,045

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$15,546	8	0.21%	$14,215	12	0.34%
NOW and money market accounts	32,326	20	0.25%	31,327	36	0.46%
Certificates of deposit	78,369	398	2.03%	75,690	516	2.73%
Brokered certificates of deposit	1,499	19	5.07%	2,812	32	4.55%
Federal Home Loan Bank advances	14,166	104	2.94%	16,294	155	3.81%

Total interest-bearing liabilities	141,906	549	1.55%	140,338	751	2.14%

Non-interest-bearing deposits	4,389			4,130
Other non-interest-bearing liabilities	3,168			2,994

Total liabilities	149,463			147,462
Equity	18,825			18,583

Total liabilities and equity	$168,288			$166,045

Net interest income		$1,305			$1,178

Interest rate spread			3.19%			2.87%

Net interest margin			3.34%			3.06%

Average interest earning assets to average interest-bearing liabilities			110.20%			109.63%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Three Months Ended September 30,
	2011 Compared to 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest income:

Interest-earning deposits	$(3)	$(12)	$(15)
Securities purchased under agreements to resell	(4)	24	20
Securities, tax-exempt	(1)	(4)	(5)
Securities, taxable	(24)	20	(4)
Loans	11	(84)	(73)
Federal Home Loan Bank stock	2	—	2

Total	(19)	(56)	(75)

Interest Expense:

Savings accounts	(5)	1	(4)
NOW and money market accounts	(17)	1	(16)
Certificates of deposit	(137)	19	(118)
Brokered certificates of deposit	4	(17)	(13)
Federal Home Loan Bank advances	(32)	(19)	(51)

Total	(187)	(15)	(202)

Increase in net interest income	$168	$(41)	$127

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost
Assets
Interest- earning assets:
Interest -earning deposits	$9,321	$93	1.33%	$11,371	$132	1.55%
Securities purchased under agreements to resell	17,697	138	1.04%	5,551	58	1.39%
Securities, tax-exempt	227	8	4.70%	580	20	4.60%
Securities, taxable	6,871	138	2.68%	6,408	210	4.37%
Loans	115,580	5,081	5.86%	121,120	5,382	5.92%
Federal Home Loan Bank stock	6,549	5	0.10%	6,549	—	0.00%

Total interest earning assets	156,245	5,463	4.66%	151,579	5,802	5.10%

Non-interest earning assets	11,929			12,316

Total assets	$168,174			$163,895

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$15,703	31	0.26%	$14,171	39	0.37%
NOW and money market accounts	32,572	71	0.29%	31,826	141	0.59%
Certificates of deposit	78,355	1,258	2.14%	74,310	1,542	2.77%
Brokered certificates of deposit	1,499	56	4.98%	2,812	96	4.55%
Federal Home Loan Bank advances	13,827	330	3.18%	16,867	488	3.86%

Total interest-bearing liabilities	141,956	1,746	1.64%	139,986	2,306	2.20%

Non-interest-bearing deposits	4,247			4,914
Other non-interest-bearing liabilities	3,203			3,061

Total liabilities	149,406			147,961
Equity	18,768			15,934

Total liabilities and equity	$168,174			$163,895

Net interest income		$3,717			$3,496

Interest rate spread			3.02%			2.91%

Net interest margin			3.17%			3.08%

Average interest earning assets to average interest-bearing liabilities			110.07%			108.28%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Nine Months Ended September 30,
	2011 Compared to 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest income:

Interest-earning deposits	$(13)	$(26)	$(39)
Securities purchased under agreements to resell	(7)	87	80
Securities, tax-exempt	—	(12)	(12)
Securities, taxable	(100)	28	(72)
Loans	(41)	(260)	(301)
Federal Home Loan Bank stock	5	—	5

Total	(156)	(183)	(339)

Interest Expense:

Savings accounts	(19)	11	(8)
NOW and money market accounts	(75)	5	(70)
Certificates of deposit	(444)	160	(284)
Brokered certificates of deposit	6	(46)	(40)
Federal Home Loan Bank advances	(62)	(96)	(158)

Total	(594)	34	(560)

Increase (decrease) in net interest income	$438	$(217)	$221

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

During the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HARVARD ILLINOIS BANCORP, INC. Registrant

Date: November 14, 2011	/s/ Duffield J. Seyller III
Duffield Seyller III
President and Chief Executive Officer

/s/ Donn L. Claussen
Donn L. Claussen
Executive Vice President and Chief Financial Officer