Form 10-K
period 2011-12-31
Harvard Illinois Bancorp, Inc.
filed 2012-03-27
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 000-53935

HARVARD ILLINOIS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-2238553
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

58 North Ayer Street, Harvard Illinois	60033
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2011, as reported by the OTC Bulletin Board, was approximately $5.3 million.

As of March 26, 2012, there were issued and outstanding 816,076 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

ITEM 1.	Business

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	increased competition among depository and other financial institutions;

•

our ability to successfully diversify our loan portfolio by increasing commercial and industrial, agricultural and farmland lending while reducing our reliance on residential and commercial real estate lending without experiencing a significant decrease in asset quality;

•	expenses and diversion of management’s time and attention resulting from our efforts to oppose stockholder nominations;

•

significant restrictions on our operations imposed by a memorandum of understanding to which we are subject, and our ability to alter our business plan or obtain waivers to such restrictions from our regulators;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of our financial instruments and real estate;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•

risks related to increasing our commercial and industrial, agricultural and farmland loan portfolios, including increased risk of adverse changes in the local, national and international agricultural markets, including weather, pests and government regulation and support, which impact the value of our farmland and agricultural loans, and economic conditions in our market areas, which impact the value of commercial and industrial loans;

•	risks related to high concentration of loans secured by real estate located in our market areas;

•	increases in deposit and premium assessments;

•	legislative or regulatory changes, including increased compliance costs resulting from the recently enacted financial reform legislation, that adversely affect our business and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully grow our Morris operations;

•	our reliance on a small executive staff;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	risks and costs related to operating as a publicly traded company;

•	changes in our organization, compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers resulting in increased loan losses;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Chicago.

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

The local economy has been significantly affected by the recession. McHenry and Grundy Counties’ and Illinois’ respective December 2011 unemployment rates were 8.9%, 11.2% and 9.3%, as compared to U.S. unemployment rate of 8.3%. In 2010, according to published sources, per capita income for McHenry and Grundy Counties were $31,838 and $27,895, respectively, and the median household incomes were $76,482 and $64,297, respectively, compared to per capita income for the United States and the State of Illinois of $27,334 and $28,782, respectively, and median household income of $51,914 and $55,735, respectively.

We face competition within our market area both in making loans and attracting deposits. Our market area has a significant concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2011, based on the most recent available FDIC data, our market share of deposits represented 1.6% and 3.3% of FDIC-insured deposits in McHenry and Grundy Counties, Illinois, respectively.

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

Lending Activities

Our principal lending activity is originating one- to four-family residential mortgage, commercial real estate, commercial and industrial, home equity, construction, agricultural and other loans. In recent years, we have adopted a strategy focused on increasing the yield of our loans, shortening asset duration and reducing our exposure to loans collateralized by real estate in our market area, which has experienced significant declines in value. The implementation of this strategy involves achieving and maintaining a portfolio balance that is less dependent on one- to four-family residential and commercial real estate loans and more focused on commercial and industrial, agricultural and farmland loans, with an appropriate balance of home equity lines of credit and other second mortgage loans, purchased indirect automobile loans, consumer loans and construction and land development loans. In December 2009, we hired an experienced agricultural lending officer and commenced an agricultural lending program as part of that strategy. We have focused our efforts in commercial and industrial lending, agriculture lending and farmland lending, on borrowers seeking loans in the $2.0 million or less range. Over the last several months we have sought to reduce our activity and concentration in commercial real estate loans, due to continued significant weakness in commercial real estate values in our market area. During 2011, we curtailed our commercial real estate loan origination and continued to sell most of the one- to four-family residential loans that we originate. The decrease in commercial loan originations was offset by our determination to originate selected commercial real estate loans (other than farmland loans) in order to maintain high-quality agricultural and farmland lending customers of our new agricultural lending officer. The majority of our loan activity historically has been, and during 2011 continued to be, loan origination activity in our market area. As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which differentiates us from larger commercial banks in our primary market area. Historically, we also have purchased a significant number of indirect automobile loans, although during 2008 we determined to substantially reduce our purchases due to loan concentration issues and economic conditions. We began purchasing indirect automobile loans again in April 2011, with a target portfolio of $8-$9 million. Subject to future market, economic and regulatory conditions, we expect commercial and industrial, farmland, agricultural, and purchased indirect automobile loans will continue to be an area of loan growth.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$44,339	37.49%	$45,556	39.60%
Home equity line of credit and other 2nd mortgage	10,284	8.69	11,388	9.90
Multi-family	1,480	1.25	1,431	1.24
Commercial	25,192	21.30	26,702	23.21
Farmland	9,531	8.06	3,622	3.15
Construction and land development	2,522	2.13	1,588	1.38

Total real estate loans	93,348	78.92	90,287	78.48

Commercial and industrial	4,241	3.59	4,751	4.13
Agriculture	14,313	12.10	13,735	11.94
Consumer loans:
Purchased indirect automobile	6,223	5.26	5,893	5.13
Other	152	0.13	372	0.32

Total consumer loans	6,375	5.39	6,265	5.45

Total loans	118,277	100.00%	115,038	100.00%

Deferred loan costs (fees)	2		(6)
Loans in process	(6)		(6)
Allowance for losses	(2,575)		(1,873)

Loans, net	$115,698		$113,153

Contractual Maturities and Interest Rate Sensitivity. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family Residential	HELOC & Other 2nd Mortgage	Multi- Family	Commercial Real Estate	Farmland	Construction & Land Development	Commercial & Industrial	Agriculture	Purchased Indirect Automobile	Other Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$987	$443	$—	$9,404	$1,269	$1,036	$1,265	$10,555	$459	$91	$25,509
More than one to two years	1,799	890	—	5,486	1,001	—	892	1,068	954	38	12,128
More than two to three years	3,841	690	—	1,410	1,665	1,476	848	637	882	12	11,461
More than three to five years	5,855	2,261	1,353	6,722	4,497	10	1,236	1,468	1,704	11	25,117
More than five to ten years	4,235	5,540	—	1,494	230	—	—	585	2,224	—	14,308
More than ten to fifteen years	3,665	447	—	496	44	—	—	—	—	—	4,652
More than fifteen years	23,957	13	127	180	825	—	—	—	—	—	25,102

Total	$44,339	$10,284	$1,480	$25,192	$9,531	$2,522	$4,241	$14,313	$6,223	$152	$118,277

The following table sets forth our fixed and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	One- to Four-Family Residential	HELOC & Other 2nd Mortgage	Multi- Family	Commercial Real Estate	Farmland	Construction & Land Development	Commercial & Industrial	Agriculture	Purchased Indirect Automobile	Other Consumer	Total
	(In thousands)
Interest rate terms on amounts due after one year:
Fixed-rate loans	$38,856	$1,052	$1,353	$14,123	$6,254	$1,476	$2,592	$3,495	$5,764	$61	$75,026
Adjustable-rate loans	4,496	8,789	127	1,665	2,008	10	384	263	—	—	17,742

Total	$43,352	$9,841	$1,480	$15,788	$8,262	$1,486	$2,976	$3,758	$5,764	$61	$92,768

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 25% of our total capital plus the allowance for loan losses. At December 31, 2011, our loan-to-one-borrower limit was approximately $5.1 million. Our largest loan totaled $2.5 million and was secured by a mortgage on an auto dealership in the Chicagoland area. At December 31, 2011, this loan was performing in accordance with its terms. Our largest loan relationship totaled $3.2 million with a farming operation located in our market area. At December 31, 2011, these loans were performing in accordance with their terms.

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

Under our loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to the loan committee for approval. The loan committee then reviews these materials and verifies that the requested loan meets our underwriting guidelines described below.

All one- to four-family residential loans up to $500,000, vacant land loans up to $250,000, and any consumer loans require approval of our retail loan committee consisting of five officers. All such loan approvals are reported at the next board meeting following said approval. All secured commercial loans, including agricultural loans, up to $1,500,000 and unsecured loans up to $250,000 must be approved by our commercial credit management committee, which currently consists of our Chief Executive Officer, Executive Vice President and our Vice President – Commercial Loan Officer. These approvals are reported at the next board meeting following said approval. All other loans must be approved by the board.

Generally, we require title insurance or title searches on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

One- to Four-Family Residential Real Estate Lending. The cornerstone of our lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2011, $44.3 million, or 37.5% of our total loan portfolio consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential loan balance was $98,000. Virtually all of the residential loans we originate are secured by properties located in our market area. See “—Originations, Sales and Purchases of Loans.”

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

During recent years, as a part of our asset/liability management policy, we have also originated seven-year balloon loans with up to 30-year amortization schedules secured by one- to four-family real estate. At December 31, 2011, we had $12.5 million of such loans.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on many of our adjustable-rate loans do not adjust for the first three to five years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2011, $4.5 million, or 10.1% of our one- to four-family residential loans, had adjustable rates of interest.

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

At December 31, 2011, we had $3.0 million of one- to four-family residential mortgage loans that were 60 days or more delinquent.

Commercial Real Estate Lending. We also originate or purchase commercial real estate loans. At December 31, 2011, we had $25.2 million in commercial real estate loans, representing 21.3% of our total loan portfolio. Our current strategy involves reducing our commercial real estate lending activity and loan concentration due to continued significant weakness in commercial real estate values in our market area. Accordingly, we expect to make commercial real estate loans only to the extent that such loans fit within our strategic loan portfolio balance.

Most of our commercial real estate loans have balloon loan terms of three to ten years with amortization terms of 15 to 25 years and fixed interest rates. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. At December 31, 2011, our largest commercial real estate loan totaled $2.5 million and was secured by a mortgage on an automobile dealership outside our market area in Cook County, Illinois. At December 31, 2011, this loan was performing in accordance with its terms.

Set forth below is information regarding our commercial real estate loans at December 31, 2011.

Type of Loan	Number of Loans	Balance
		(In thousands)
Auto Dealership	1	$2,469
Retail, Other	38	12,506
Industrial	4	600
Mixed Use	18	7,232
Other	3	2,385

Total	64	$25,192

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

Home Equity Lending. We originate variable-rate home equity lines-of-credit and, to a lesser extent, fixed- and variable-rate loans secured by liens on the borrower’s primary residence. Our home equity products are limited to 75% of the property value less any other mortgages on fixed-rate amortizing second mortgage loans, and 70% of the property value less any other mortgages on variable-rate home equity lines of credit. Prior to 2009, we originated home equity loans up to 90% of the property value to our customers where we serviced their first lien mortgage loan. We use the same underwriting standards for home equity lines-of-credit and loans as we use for one- to four-family residential mortgage loans. Our home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal. The product has a rate ceiling of 18%. Our home equity line-of-credit loans originated in 2009 have a rate floor of 4 - 4.25%. In 2010, we increased the floor on these loans to 4.50%, and remained unchanged at 4.50% in 2011. We currently offer home equity loans with fixed-rate terms that amortize over a period of up to 20 years. Our home equity lines-of-credit provide for an initial draw period of up to five years, with monthly payments of interest calculated on the outstanding balance. At the end of the initial five years, the line may be paid in full or restructured at our then current home equity program.

At December 31, 2011, we had $10.3 million or 8.7% of total loans in home equity loans and outstanding advances under home equity lines and an additional $5.6 million of funds committed, but not advanced, under the home equity lines-of-credit.

Construction and Land Lending. We make construction loans to builders and developers for the construction of one- to four- and multi-family residential units and to individuals for the construction of their primary or secondary residence. We also make a limited amount of land loans to developers, primarily for the purpose of developing residential subdivisions.

At December 31, 2011, we had no outstanding one- to four-family construction loan commitments.

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

We no longer make loans to builders and developers “on speculation” to finance the construction of residential property. At December 31, 2011, we had no construction loans secured by one- to four-family residential properties built on speculation.

We also make construction loans for commercial development projects such as multi-family, apartment and other commercial buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 75%. At December 31, 2011, we had one construction loan outstanding totaling $543,000 which was secured by multi-family property, representing 0.5% of our total loan portfolio. These loans were to a developer on a commercial property in our market area.

We also make loans to builders and developers for the development of one- to four-family lots in our market area. These loans have terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 65% on raw land and up to 75% on developed building lots based upon an independent appraisal. We obtain personal guarantees for our land loans. At December 31, 2011, we had four land development loans totaling $1.6 million to builders/developers representing 1.3% of our total loan portfolio on residential development properties. These loans were located in our market area.

We occasionally make loans to builders and developers for the development of vacant commercial land in our market area. These loans have terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 50% on raw land and up to 75% on developed building lots based upon an independent appraisal. We obtain personal guarantees for our commercial land development loans. At December 31, 2011, we had one commercial land development loan totaling $413,000 to builders/developers representing 0.3% of our total loan portfolio on commercial development properties. That loan was located in our market area.

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

The following table sets forth the composition of our portfolio of construction, land and land development loans by loan type at December 31, 2011.

	Number of Loans	Net Principal Balance	Non-Performing
	(Dollars in thousands)
One-to-four- family construction	—	$—	$—
Non-residential construction	1	543	—
Residential land and land development	4	1,566	614
Non-residential land and land development	1	413	413

Total	6	$2,522	$1,027

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

Farmland. At December 31, 2011, our loans secured by farmland amounted to $9.5 million or 8.1% of the total loan portfolio. These loans are primarily secured by farmland located in our market area. Our adjustable rate farmland loans have interest rates that generally adjust every one, three or five years in accordance with a designated index and are generally amortized over 15-25 years. Our fixed rate farmland loans generally are for terms of up to 15 years, although many are amortized over longer periods, and include a balloon payment at maturity. Our lending policies on such loans generally limit the maximum loan-to-value ratio to 75% of the lesser of the appraised value or purchase price of the property.

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

Substantially all our farmland loans are underwritten to conform to agency guidelines to qualify for a government guarantee of up to 90% of the original loan amount, which in turn qualifies them to be sold to a variety of investors in the secondary market. Once the government guarantee is secured from Farmers Home Loan Administration, the guarantee covers up to 90% of any loss on the loan. We may sell into the secondary market longer-term fixed rate agricultural mortgage loans, which we service for the secondary market purchasers, which are generally Farmer Mac and Farmer Mac participating banks. We sell agricultural loans primarily to mitigate concentration risk, and also to allow borrowers to avail themselves of lower interest rates that may be offered by Farmer Mac and participating banks.

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

The following table sets forth the composition of our commercial and industrial loan portfolio by loan type at December 31, 2011. The balances set forth below do not include $1.6 million of committed but undrawn lines of credit on commercial and industrial loans.

Type of Loan	Number of Loans	Balance
		(In thousands)
Industrial secured, term loan	3	$827
Industrial secured, line of credit	3	117
Retail secured, term loan	26	952
Retail secured, line of credit	11	373
Healthcare secured, term loan	6	615
Mixed use secured, term loan	17	417
Mixed use secured, line of credit	9	940

Total	75	$4,241

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

At December 31, 2011, our largest commercial and industrial loan relationship was $773,000 with a food manufacturing company in our market area. At December 31, 2011, those loans were performing in accordance with their terms.

Agricultural Lending. We also originate agricultural operating lines of credit and intermediate-term loans. Our agricultural operating lines of credit generally have terms of one year and are secured by growing crops, livestock and equipment, and mortgages on the farmland. Our intermediate-term loans have terms of 2-7 years and will be secured by machinery and equipment. Generally these loans are extended to farmers in our market area for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The maximum term for equipment secured loans is tied to the useful life of the underlying collateral but cannot exceed 10 years. The interest rate is generally increased with respect to the longer terms loans due to the rate exposure of these loans. The amount of the commitment is based on management’s review of the borrower’s business plan, prior performance, marketability of crops, and current market prices. We examine recent financial statements and evaluate cash flow analysis and debt-to-net worth, and liquidity ratios. Loans for crop production generally require 75% or more crop insurance coverage. At December 31, 2011, we had $14.3 million in agriculture loans, representing 12.1% of our total loan portfolio.

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

The following table sets forth the composition of our agriculture loan portfolio by loan type at December 31, 2011. The balances set forth below do not include $4.4 million of committed but undrawn lines of credit on agriculture loans.

	Number of Loans	Balance
		(In thousands)
Crop production secured, term loan	57	$3,873
Crop production secured, line of credit	46	6,008
Dairy and other livestock secured, term loan	13	2,142
Dairy and other livestock secured, line of credit	11	2,290

Total	127	$14,313

At December 31, 2011, our largest agriculture loan relationship was $1.6 million with a farming operation in our market area. At December 31, 2011, those loans were performing in accordance with their terms.

Consumer Lending. We make secured loans to consumers. In 1999, in an effort to expand and diversify our loan portfolio and increase the overall yield on our loan portfolio, we began purchasing indirect loans on new and used automobiles located primarily in Cook County, Illinois. Although we do not separately underwrite each purchased loan, we thoroughly review the knowledge and experience of the originators’ management teams, their underwriting standards, and their historical loss rates. In 2008, we dramatically reduced new indirect automobile loan purchases based on the risk concentration in our portfolio, liquidity requirements, and then-current economic conditions. We resumed purchases in April 2011, with a target portfolio of $8-$9 million.

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

We perform semi-annual reviews of newly purchased loan files and review operational procedures as part of our internal audit function. We purchased $4.2 million and $0 loans, respectively, in 2011 and 2010. At December 31, 2011, we had approximately $6.2 million of purchased indirect automobile loans outstanding, representing 5.3% of our gross loan portfolio. Included in the balance at December 31, 2011 was $1.7 million of automobile loans with no credit score or a credit score below 660 (which loans are considered by the FDIC to have certain features of subprime lending).

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances as well as the current slowing economy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. For the years ended December 31, 2011 and December 31, 2010, we had net charge-offs of $134,000 and $84,000, respectively, on consumer loans. At December 31, 2011 and 2010, we had nonperforming consumer loans of $5,000 and $34,000, respectively. At December 31, 2011, we had $26,000 of repossessed automobiles. In addition, on the same date, there were purchased indirect automobile loans totaling $9,000 and no other consumer loans that were delinquent 30 days or more.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell certain of the loans we originate into the secondary market. We consider our own balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We generally do not make loan sale commitments until we receive a corresponding borrower commitment. To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2011, we serviced $73.3 million of loans held by other institutions.

From time to time, to diversify our risk, we purchase interests in various types of loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31,

2011, we had $10.9 million in loan participation interests, only $2.3 million or 21.5% of which are in our market area. As discussed above under “—Consumer Loans,” we had $6.2 million of purchased indirect automobile loans, all of which were outside of our primary market area, at December 31, 2011.

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

Troubled Debt Restructurings. As further discussed in Note 4 to the financial statements included herein, we periodically modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We generally do not forgive principal or interest on loans. We will modify the terms of loans to lower interest rates (which may be at below market rates), and/or to provide for longer amortization schedules (up to 40 years), and/or provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. Troubled debt restructurings are considered impaired at the time of restructuring and typically are returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of at least six to twelve months. As further discussed under “—Non-Performing Assets”, we had nine nonaccrual loans for $3.8 million that were classified as troubled debt restructurings at December 31, 2011.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2011			2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family	$2,321	$1,366	$1,590	$1,708	$193	$1,206
Home equity line of credit and other 2nd mortgage	88	—	239	121	44	60
Multi-family	—	—	—	—	—	—
Commercial	—	74	—	1,216	—	396
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	2,409	1,440	1,829	3,045	237	1,662
Commercial and industrial	—	—	—	—	77	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	9	—	—	70	24	33
Other	—	—	5	6	1	1

Total consumer loans	9	—	5	76	25	34

Total	$2,418	$1,440	$1,834	$3,121	$339	$1,696

Total delinquencies increased $536,000 or 10.40% to $5.7 million at December 31, 2011, from $5.2 million at December 31, 2010. Total delinquencies as a percent of total loans were 4.81% and 4.48% at December 31, 2011 and 2010, respectively. The largest category of delinquencies was one-to four – family real estate loans which increased $2.2 million or 69.84% to $5.3 million at December 31, 2011, compared to $3.1 million at December 31, 2010.

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

In connection with the filing of our periodic reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of delinquency status, typically when a loan becomes 60 days past due and collection proceedings begin, or if a loan possesses the minimum level of acceptable credit risk and servicing requirements and the borrower has the capacity to perform according to the terms and repayment is expected, but one or more elements of uncertainty exist. The watch list describes the action plan and nature and type of underlying collateral for each problem loan, as well as the date and amount of the most recent appraisal for real estate loans. Management reviews the status of each loan on our watch list on a monthly basis and then with the board of directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified substandard, unless the loan is well secured and in the process of collection.

On the basis of this review of our assets, our classified and special mention and other watch assets at the dates indicated were as follows:

	At December 31,
	2011	2010
	(In thousands)
Watch loans	$4,547	$4,779
Special mention loans	840	2,774
Substandard assets	8,627	4,041
Doubtful assets	—	—
Loss assets	—	—

Total watch and classified assets	$14,014	$11,594

Total watch and classified assets increased $2.4 million or 20.87% to $14.0 million at December 31, 2011, compared to $11.6 million at December 31, 2010. The largest change was in substandard assets which increased $4.6 million or 113.49% to $8.6 million at December 31, 2011 from $4.0 million at December 31, 2010. Substandard assets at December 31, 2011 consisted of $1.2 million in foreclosed assets held for sale and loans of $7.4 million. Substandard assets at December 31, 2010 consisted of $767,000 in foreclosed assets held for sale and loans of $3.3 million. As further discussed in Note 4 to the financial statements included herein, troubled debt restructurings increased to $3.8 million at December 31, 2011, all were classified substandard, compared to $1.4 million at December 31, 2010, all of which were classified substandard.

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

The following table sets forth information regarding our nonperforming assets, including troubled debt restructurings, at the dates indicated. See our discussion on troubled debt restructurings under the heading “—Troubled Debt Restructurings.”

	At December 31,
	2011	2010
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$3,775	$1,206
Home equity lines of credit and other 2nd mortgage	268	94
Multi-family	917	—
Commercial	1,390	1,082
Farmland	—	—
Construction and land development	1,027	666

Total real estate loans	7,377	3,048
Commercial and industrial	50	99
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	16
Other	5	1

Total consumer loans	5	17

Total nonaccrual loans	$7,432	$3,164

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$—
Home equity line of credit and other 2nd mortgage	—	—
Multi-family	—	—
Farmland	—	—
Commercial	—	—
Construction and land development	—	—

Total real estate loans	—	—
Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	17
Other	—	—

Total consumer loans	—	17

Total accruing loans past due 90 days or more	$—	$17

Total of non-accrual and 90 days or more past due loans	$7,432	$3,181

Other real estate owned:
One- to four-family	$335	$696
Commercial	825	—
Construction and land development	—	—

Total other real estate owned	$1,160	$696

Repossessed automobiles	26	71

Total non-performing assets	$8,618	$3,948

	At December 31,
	2011	2010
	(Dollars in thousands)
Troubled debt restructurings (not included in non-accrual loans above)(1)	—	—

Total non-performing assets, including troubled debt restructurings	$8,618	$3,948

Total non-performing loans to total loans	6.28%	2.77%
Total non-performing assets to total assets	5.09%	2.35%
Total non-performing loans, including troubled debt restructurings to total loans	6.28%	2.77%
Total non-performing assets, including troubled debt restructurings to total assets	5.09%	2.35%

(1)	Troubled debt restructurings included in nonaccrual loans totaled $3.8 and $1.4 million at December 31, 2011 and 2010, respectively.

Total non-performing assets, including troubled debt restructurings, increased $4.7 million or 118.29% to $8.6 million at December 31, 2011, compared to $3.9 million at December 31, 2010. Total non-performing assets, including troubled debt restructurings, to total assets was 5.09% and 2.35% at December 31, 2011 and 2010, respectively. Troubled debt restructurings included in nonaccrual loans totaled $3.8 million at December 31, 2011, compared to $1.4 million at December 31, 2010. We anticipate that the majority of our troubled debt restructurings will return to accrual status during the year ending December 31, 2012 in accordance with applicable policies.

Non-accrual one- to four-family real estate loans totaled $3.8 million at December 31, 2011 and consisted of 29 loans secured by properties located in our market area. Those loans included 6 loans that totaled $1.9 million that are troubled debt restructurings, which resulted in charge-offs of $93,000 in 2011. Those troubled debt restructurings were all performing according to the terms of the restructuring. Non-accrual one- to four-family real estate loans at December 31, 2011 included 5 loans totaling $448,000 that were in the process of foreclosure, and resulted in charge-offs of $80,000 in 2011. We have established impairment allowances of $239,000 on the non-performing one- to four-family real estate loans at December 31, 2011.

Non-accrual home equity lines of credit and other 2nd mortgage loans totaled $268,000 at December 31, 2011 and consisted of 11 loans secured by properties located in our market area. We have established impairment allowances of $120,000 on the non-performing home equity lines of credit and other 2nd mortgage loans at December 31, 2011.

Non-accrual multi-family real estate loans totaled $917,000 at December 31, 2011 and consisted of one loan secured by a senior-assisted living center in our market area that was modified in a troubled debt restructuring in 2011, and resulted in a charge-off of $60,000. That troubled debt restructuring was performing according to the terms of the restructuring at December 31, 2011. We have established impairment allowances of $259,000 on the non-performing multi-family loans at December 31, 2011.

Non-accrual commercial real estate loans totaled $1.4 million at December 31, 2011 and consisted of one loan secured by non-owner occupied property located in our market area. Although contractually current at December 31, 2011, the loan has not established a stable payment history. The anchor tenant of the property is a state agency. No impairment allowances were established on the non-performing commercial real estate loans at December 31, 2011.

Non-accrual construction and land development loans totaled $1.0 million at December 31, 2011and consisted of two troubled debt restructurings secured by properties located in our market area, both performing according to the terms of the restructuring as of December 31, 2011. A residential subdivision real estate loan with a balance at December 31, 2011 of $614,000 was refinanced in a troubled debt restructuring in 2010, which resulted in a 2010 charge-off of $42,000. Only one lot has been sold since the loan was restructured in 2010. We have established an impairment allowance of $295,000 on that non-performing land development loan at December 31, 2011. A commercial land development loan secured by property with a balance at December 31, 2011 of $413,000 was refinanced in a troubled debt restructuring in 2011, which resulted in a 2011 charge-off of $38,000. We have established an impairment allowance of $34,000 on that non-performing land development loan at December 31, 2011.

Other nonperforming loans totaled $55,000 at December 31, 2011. We have established impairment allowances of $26,000 on those loans at December 31, 2011.

Other real estate owned totaled $1.2 million at December 31, 2011, which consisted of four single-family homes and two commercial real estate properties located in our market area. The properties are carried at estimated fair value less costs to sell, based upon new appraisals obtained in 2010-2011. In addition, we had $26,000 of repossessed automobiles at December 31, 2011.

Interest income that would have been recorded for the year ended December 31, 2011, had non-accruing loans been current according to their original terms, amounted to $152,000. Interest of $257,000 was recognized on these loans and is included in net income for the year ended December 31, 2011.

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

Substantially all of our loans are secured by collateral. At December 31, 2011, 78.92% of our loan portfolio was secured by real estate including 47.43% that was secured by residential real estate. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using the original independent appraisal, adjusted for current economic conditions and other factors, and related general or specific reserves are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Allowance at beginning of year	$1,873	$1,426
Provision for loan losses	1,319	904
Charge offs:
Real estate loans
One- to four-family	302	111
Home equity line of credit and other 2nd mortgage	5	35
Multi-family	60	—
Commercial	162	205
Farmland	—	—
Construction and land	50	44

Total charge-offs, real estate loans	579	395

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	139	110
Other	2	1

Total charge-offs, consumer loans	141	111

Total charge-offs	720	506

Recoveries:
Real estate loans
One- to four-family	46	17
Home equity line of credit and other 2nd mortgage	—	—
Multi-family	—	—
Commercial	38	—
Farmland	—	—
Construction and land	12	—

Total recoveries, real estate loans	96	17

Commercial and industrial	—	5
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	7	27
Other	—	—

Total recoveries, consumer loans	7	27

Total recoveries	103	49

Net charge-offs	(617)	(457)

Allowance at end of year	$2,575	$1,873

Allowance for loan losses to total non-performing loans, including troubled debt restructurings	34.65%	58.88%
Allowance to nonperforming loans	34.65%	58.88%
Allowance to total loans outstanding at the end of the period	2.18%	1.63%
Net charge-offs (recoveries) to average (annualized) loans outstanding during the year	0.53%	0.38%

The allowance as a percent of total loans increased to 2.18% at December 31, 2011 from 1.63% at December 31, 2010, primarily due to the impact of qualitative factors to reflect further deterioration in the economy and higher levels of impaired loans in 2011. Loan categories experiencing the most charge-offs in 2011 involved owner-occupied one- to four-family residential real estate, commercial real estate, and purchased indirect automobile loan categories. Non-performing loans increased $4.25 million, or 133.64%, to $7.4 million at December 31, 2011, from $3.2 million at December 31, 2010. All non-performing loans were also classified substandard and specific reserves for substandard loans totaled $975,000 and $577,000 at December 31, 2011 and 2010, respectively. The higher level of non-performing loans impacted the allowance for loan losses as a percent of non-performing loans which decreased to 34.65% at December 31, 2011, from 58.88% at December 31, 2010.

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

	At December 31,
	2011			2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$549	21.32%	37.49%	$352	18.79%	39.60%
Home equity line of credit and other 2nd mortgage	248	9.63	8.69	150	8.01	9.90
Multi-family	287	11.15	1.25	34	1.82	1.24
Commercial	533	20.70	21.30	629	33.58	23.21
Farmland	143	5.55	8.06	5	0.26	3.15
Construction and land development	374	14.52	2.13	291	15.54	1.38

Total real estate loans	2,134	82.87	78.92	1,461	78.00	78.48
Commercial and industrial	125	4.86	3.59	97	5.18	4.13
Agriculture	215	8.35	12.10	206	11.00	11.94
Consumer loans:
Purchased indirect automobile	95	3.69	5.26	105	5.61	5.13
Other	6	0.23	0.13	4	0.21	0.32

Total consumer loans	101	3.92	5.39	109	5.82	5.45
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$2,575	100.00%	100.00%	$1,873	100.00%	100.00%

At December 31, 2011, our allowance for loan losses represented 2.18% of total loans and 34.65% of nonperforming loans. The allowance for loan losses increased to $2.6 million at December 31, 2011 from $1.9 million at December 31, 2010, due to a provision for loan losses of $1.32 million, offset by net charge-offs of $617,000.

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

With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, we held no securities at December 31, 2011, that exceeded 10% of our total stockholders’ equity.

U.S. Government and Federal Agency Obligations. At December 31, 2011, our U.S. Government and federal agency securities portfolio totaled $3.7 million. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At December 31, 2011, our mortgage-backed securities portfolio totaled $930,000. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Harvard Savings Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

Collateralized Mortgage Obligations. Collateralized mortgage obligations are backed by mortgages but differ from pass through mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. The collateralized mortgage obligations in our portfolio have been packaged by U.S. financial institutions. We invest only in seasoned AAA-rated senior CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of one to ten years with no change in market interest rates. At December 31, 2011, our CMO portfolio, which are all classified held-to-maturity and rated AAA, had a book value and fair value of $1.2 million and $1.3 million, respectively.

State and Political Subdivision Debt Securities. At December 31, 2011, we had no state and political subdivision securities. We have purchased bank-qualified general obligation and revenue bonds of certain state and political subdivisions in prior years which provide interest income that is exempt from federal income taxation. Our investment policy permits purchases of these securities so long as they are rated in the top three investment grades, with maximum term to maturity and duration of 15 and ten years, respectively.

Mutual Funds and Other Equity Securities. Purchases of mutual funds and other equity securities are not permitted by our current investment policy; however, such purchases were permitted prior to 2009. At December 31, 2011, our mutual fund portfolio totaled $441,000, all of which was classified as available-for-sale and all of which was invested in two Shay Asset Management mutual funds, the AMF Ultra Short Mortgage Fund and AMF Ultra Short Fund. Both funds invest primarily in mortgage-related securities. For the years ended December 31, 2011 and 2010, we recognized a loss for other-than-temporary impairment on our mutual funds of $1,000 and $11,000, respectively, due to a decline in the fair value of these funds below our cost.

At December 31, 2011, we held common stock of Fannie Mae and Freddie Mac and community banks with a total fair value of $20,000, all of which were classified as available-for-sale. For the years ended December 31, 2011 and 2010, we recognized a loss for other-than-temporary impairment on these equity securities of $11,000 and $16,000, respectively, due to a decline in fair value below our cost.

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $6.5 million at December 31, 2011. The common stock of such entity is carried at cost and classified as restricted equity securities.

On October 10, 2007, the Federal Home Loan Bank of Chicago entered into a consensual cease and desist order with the Federal Housing Finance Board, now known as the Federal Housing Finance Agency (“FHFA”). Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Federal Home Loan Bank of Chicago receives the prior approval of the Director of the Office of Supervision of the FHFA. The order also provides that dividend declarations are subject to the prior written approval of such Director and required the Federal Home Loan Bank of Chicago to submit a Capital Structure Plan to the Federal Housing Finance Agency. In July 2008, the FHFA amended the order to permit the Federal Home Loan Bank of Chicago to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the order. Our Federal

Home Loan Bank of Chicago common stock is not newly-issued and is not affected by this amendment. The FHFA approved the new capital structure and excess stock repurchase plan in 2011. On February 15, 2012, the Federal Loan Bank of Chicago repurchased approximately $500 million or 51% of excess capital stock held by members. On February 15, 2012, we received $3.02 million, at our carrying amount, from the approved stock repurchase. The Federal Home Loan Bank of Chicago paid no dividends in 2010; however in 2011, four dividends were declared and paid at an annualized rate of 10 basis points per share.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System could have materially lower regulatory capital levels due to the application of certain accounting rules and asset quality issues. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Chicago, could be substantially diminished or reduced to zero. Our FHLBC common stock is accounted for in accordance with the AICPA Statement of Position (“SOP”) No. 01-6, Accounting by Certain Entities that Lend to or Finance the Activities of Others, as codified within ASC Topic 942. ASC Topic 942 provides that, for impairment testing purposes, the value of long term investments such as our Federal Home Loan Bank of Chicago common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Management performed an analysis as of December 31, 2011, and deemed its investment in Federal Home Loan Bank stock was not other than temporarily impaired. However, if future events give rise to substantial doubt about the ultimate recoverability of the par value of our Federal Home Loan Bank of Chicago common stock, this investment could be deemed to be other-than-temporarily impaired, and the impairment loss that we would be required to record would cause our earnings to decrease by the after-tax amount of the impairment loss.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. The purchase of bank-owned life insurance is limited as outlined in the Interagency Statement on the Purchase and Risk Management of Life Insurance (“Statement”), which highlights five areas of guidance for use by institutions in the purchase and ongoing risk management of bank-owned life insurance (“BOLI”). These areas include a comprehensive risk management process, effective senior management and board oversight, policies and procedures with risk limits, sound pre-purchase analysis, and an ongoing monitoring of BOLI risks. The Statement also recommends limiting BOLI holdings to 25% or less of Tier 1 capital. We performed a comprehensive pre-purchase analysis prior to the purchase of our BOLI assets. Our Board of Directors has adopted policies and procedures that prohibit our purchase of additional BOLI until our holdings decrease to 25% or less of Tier 1 capital and the value of policies, and limits our BOLI holdings from any one insurance carrier to 15% of Tier 1 capital. As of December 31, 2011, we held approximately $4.2 million in cash surrender value of life insurance issued by six separate insurance companies, which totaled 25.64% of Tier 1 capital. We also conduct an annual risk assessment and monitor the performance of our insurance carriers on a regular basis.

Securities Purchased Under Agreements to Repurchase. At December 31, 2011, we held securities under agreements to repurchase totaling $18.5 million. These agreements represent a short-term cash investment alternative. These agreements are over-collateralized at 103% with collateral consisting of securities guaranteed by the “full faith and credit” of the United States Government, typically SBA securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated. Securities available for sale are carried at fair value, while securities held to maturity are carried at amortized cost.

	At December 31,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and federal agency	$3,212	$3,214	$3,600	$3,562
Mortgage-backed (1)	884	906	545	560
State and political subdivisions	—	—	372	372

Total debt securities	4,096	4,120	4,517	4,494
Shay Asset Management mutual funds	431	441	425	436
Other equity securities (2)	20	20	30	35

Total equity securities	451	461	455	471

Total available for sale	$4,547	$4,581	$4,972	$4,965

Securities held to maturity:
U.S. Government and federal agency	$500	$539	$500	$545
Mortgage-backed (1)	24	24	30	30
Collateralized mortgage obligations, privately issued	1,178	1,274	1,918	2,070
State and political subdivisions	—	—	100	100

Total securities held to maturity	$1,702	$1,837	$2,548	$2,745

Total	$6,249	$6,418	$7,520	$7,710

(1)	All mortgage-backed securities held were issued by government sponsored enterprises.
(2)	Other equity securities include Freddie Mac and Fannie Mae common stock, and shares in other financial institutions.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2011. Securities held to maturity are carried at amortized cost, and securities available for sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Equity Securities		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and federal agency	$712	0.42%	$1,750	0.60%	$750	1.33%	$—	—%	$—	—%	$3,212	0.74%
Mortgage-backed (1)	—	—	1	1.75	540	1.98	343	1.96	—	—	884	1.98

Total debt securities	712	0.42	1,751	0.60	1,290	1.61	343	1.96	—	—	4,096	1.01

Shay Asset Management mutual funds	—	—	—	—	—	—	—	—	431	1.97	431	1.97
Other equity securities (2)	—	—	—	—	—	—	—	—	20	—	20	—

Total equity securities	—	—	—	—	—	—	—	—	451	1.89	451	1.89

Total securities available for sale	$712	0.42%	$1,751	0.60%	$1,290	1.61%	$343	1.96%	$451	1.89%	$4,547	1.09%

Securities held to maturity:
U.S. Government and federal agency	$—	—%	$500	4.00%	$—	—%	$—	—%	$—	—%	$500	4.00%
Mortgage-backed (1)	—	—	—	—	24	2.96	—	—	—	—	24	2.96
Collateralized mortgage obligations, privately issued	—	—	—	—	1,155	8.74	23	8.14	—	—	1,178	8.72

Total securities held to maturity	$—	—%	$500	4.00%	$1,179	8.62%	$23	8.14%	$—	—%	$1,702	7.26%

Total	$712	0.42%	$2,251	1.36%	$2,469	4.95%	$366	2.36%	$451	1.89%	$6,249	2.77%

(1)	All mortgage-backed securities held were issued by government sponsored enterprises.
(2)	Other equity securities include Freddie Mac and Fannie Mae common stock, and shares in other financial institutions.

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We occasionally utilize brokered deposits to fund our operations based on our analysis of available rates and maturities, alternative sources of funds and investment opportunities. At December 31, 2011, the Bank had $1.5 million of brokered deposits that mature in November 2012. The Bank anticipates that it can renew or replace those deposits at competitive rates.

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2011			2010
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposit accounts	$5,239	3.88%	—%	$4,156	3.13%	—%
NOW accounts	17,558	13.00	0.12	17,081	12.88	0.29
Savings accounts	16,100	11.92	0.12	14,963	11.28	0.29
Money market accounts	15,332	11.35	0.24	15,893	11.98	0.45
Certificates of deposit	79,341	58.74	1.81	79,030	59.59	2.42
Broker certificates of deposit	1,499	1.11	5.00	1,499	1.13	5.00

Total deposits	$135,069	100.00%	1.17%	$132,622	100.00%	1.62%

As of December 31, 2011, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $29.7 million. The following table sets forth the maturity of these certificates as of December 31, 2011.

Certificates of Deposit
(In thousands)
Three months or less	$5,238
Over three through six months	4,667
Over six through twelve months	4,159
Over twelve months	15,625

Total	$29,689

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2011	2010
	(In thousands)
Less than 1%	$14,537	$4,257
1.00%-1.99%	36,306	35,776
2.00% - 2.99%	19,436	14,836
3.00% - 3.99%	8,086	16,497
4.00% - 4.99%	2,439	6,787
5.00% - 5.99%	36	2,376

Total	$80,840	$80,529

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2011.

	At December 31, 2011
	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Less than 1%	$12,984	$1,553	$—	$—	$—	$—	$14,537	17.99%
1.00%-1.99%	14,134	11,832	7,993	2,347	—		36,306	44.91
2.00% - 2.99%	9,458	550	3,408	6,020	—	—	19,436	24.04
3.00% - 3.99%	233	—	2,405	5,448	—	—	8,086	10.00
4.00% - 4.99%	2,129	104	91	114	1	—	2,439	3.02
5.00% - 5.99%	36	—	—	—	—	—	36	0.04

Total	$38,974	$14,039	$13,897	$13,929	$1	$—	$80,840	100.00%

Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

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

	At or for the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Federal Home Loan Bank advances:
Balance at end of year	$12,402	$13,653
Average balances outstanding during the year	13,630	16,534
Maximum balance outstanding at any month end	15,439	17,846
Weighted average interest rate during the year	3.13%	3.75%
Weighted average interest rate at the end of year	2.86%	3.62%

The following table sets forth certain information regarding our borrowed funds that mature in one year or less. Average balances are predominantly derived from daily balances, and to a lesser extent, from month end balances. Management does not believe that the limited use of month end balances rather than daily balances has caused any material differences in the information presented.

	At or for the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Federal Home Loan Bank advances:
Balance at end of year	$3,227	$3,638
Average balances outstanding during the year	3,353	5,765
Maximum balance outstanding at any month end	4,584	6,931
Weighted average interest rate during the year	3.07%	3.84%
Maximum balance outstanding at any month end	2.11%	4.42%

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

The Illinois Department of Financial and Professional Regulation has established a schedule for the assessment of “supervisory fees” for all Illinois savings banks to fund the operations of the Illinois Department of Financial and Professional Regulation. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Department of Financial and Professional Regulation. The Illinois Department of Financial and Professional Regulation also assesses fees for examinations conducted by the Illinois Department of Financial and Professional Regulation’s staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2011, Harvard Savings Bank paid approximately $24,000 in supervisory fees and $0 in examination fees. The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Under the Dodd-Frank Act, the Office of Thrift Supervision, which previously regulated savings and loan holding companies such as Harvard Illinois Bancorp, Inc., was eliminated. Responsibility for the regulation and supervision of savings and loan holding companies will be transferred to the Federal Reserve Board, which also supervises bank holding companies. Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, which is the agency that is primarily responsible for the regulation and supervision of national banks. The transfer of regulatory functions took place on July 21, 2011.

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

In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, required originators of securitized loans to retain a percentage of the risk for the transferred loans, established regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Harvard Savings Bank and Harvard Illinois Bancorp, Inc.

Certain regulatory requirements applicable to Harvard Savings Bank and Harvard Illinois Bancorp, Inc. are referred to below or appear elsewhere in this Annual Report on Form 10-K. The regulatory discussion, however, does not purport to be an exhaustive treatment of applicable laws and regulations and is qualified in its entirety be reference to the actual statutes and regulations. Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Illinois Department of Financial and Professional Regulation, the Federal Reserve Board or Congress, could have a material adverse impact on Harvard Illinois Bancorp, Inc. and Harvard Savings Bank, and their operations.

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

Qualified Thrift Lender Test. In order for Harvard Illinois Bancorp, Inc. to be regulated as a savings and loan holding company (rather than as a bank holding company) by the Federal Reserve Board, Harvard Savings Bank must qualify as a “qualified thrift lender” under applicable regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, an institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) goodwill and other intangible assets; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. Harvard Savings Bank currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

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

Dividend Limitations. Harvard Illinois Bancorp, Inc. is a legal entity separate and distinct from Harvard Savings Bank. The primary source of the cash flow of Harvard Illinois Bancorp, including cash flow to pay dividends on Harvard Illinois Bancorp, Inc.’s common stock, is the payment of dividends to Harvard Illinois Bancorp, Inc. by Harvard Savings Bank. Under Illinois law, Harvard Savings Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by Harvard Savings Bank’s board. However, Harvard Savings Bank must obtain the approval of the Illinois Department of Financial and Professional Regulation for the payment of a dividend if the total of all dividends declared by Harvard Savings Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the Federal Deposit Insurance Corporation has the supervisory authority to prohibit Harvard Savings Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound banking practice in light of the financial condition of Harvard Savings Bank. In addition, since Harvard Savings Bank is a subsidiary of a savings and loan holding company, Harvard Savings Bank must file a notice with the Federal Reserve Board at least 30 days before the board declares a dividend or approves a capital distribution.

Insurance of Deposit Accounts. Harvard Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Harvard Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor. In addition, pursuant to the Dodd-Frank Act, certain non-interest-bearing transaction accounts are fully insured, regardless of the dollar amount, until December 31, 2012.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all insured depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2  1/2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to .68 basis points of each institution’s total assets less tangible equity.

Federal Home Loan Bank System. Harvard Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Harvard Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2011, Harvard Savings Bank was in compliance with this requirement.

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

The Federal Deposit Insurance Corporation may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” would be subject to growth limitations, could generally not make capital distributions, including paying dividends, and would be required to submit an acceptable capital restoration plan. A holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan in an amount of up to the lesser of 5% of the institution’s total assets or the amount of capital needed for the institution to achieve compliance with regulatory capital requirements. A “significantly undercapitalized” savings bank would be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator within specified time frames.

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

Holding Company Regulation

General. Harvard Illinois Bancorp, Inc. is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Harvard Illinois Bancorp, Inc. is registered with and subject to regulations, examinations and supervision by and reporting to the Federal Reserve Board. In addition, the Federal Reserve Board has enforcement authority over Harvard Illinois Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Dodd-Frank Act transferred the responsibility for regulating and supervising savings and loan holding companies to the Federal Reserve Board from the Office of Thrift Supervision on July 21, 2011.

Permissible Activities. Under present law, the business activities of Harvard Illinois Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended (provided certain criteria are met), and for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including Harvard Illinois Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Unlike bank holding companies, savings and loan holding companies are not currently subject to specific consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the promulgation of such capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments from tier 1 capital that are currently includable for bank holding companies, such as trust preferred securities. Instruments issued before May 19, 2010, by holding companies with fewer than $15 billion in total assets on December 3, 2009 are grandfathered. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies. The Dodd-Frank Act exempted bank holding companies of less than $500 million in assets from such consolidated requirements but does not specifically do so with respect to savings and loan holding companies. The Federal Reserve Board has not yet issued such regulations.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and other capital distributions by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. These regulatory policies could affect the ability of Harvard Illinois Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company under certain circumstances, such as where a savings and loan holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, which is the case with Harvard Illinois Bancorp, Inc. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2011, we had approximately $28,000 in minimum tax credit carryforwards.

Capital Loss Carryovers. We may carry back unused capital losses to the preceding three taxable years and forward to the succeeding five years to offset any net capital gains in those years. At December 31, 2011, we had capital loss carryforwards totaling $382,000 which expire in varying amounts between 2013 and 2014.

Net Operating Loss Carryovers. We may carry back net operating losses to the preceding two taxable years, and forward to the succeeding 20 taxable years. At December 31, 2011, we had net operating loss carryforwards for federal income tax purposes totaling $1.1 million which expire in varying amounts between 2024 and 2029.

Corporate Dividends. We may exclude from our income 100% of dividends received from Harvard Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Our federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Illinois State Taxation. We are required to file Illinois income tax returns and pay tax at a stated tax rate of 9.50% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. As of December 31, 2011, we have net operating losses of approximately $3.4 million that are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2015 through 2021. In 2011, the use of these net operating losses was suspended for calendar year 2011. The State of Illinois is allowing up to $100,000 of loss carryforwards to be utilized in each of calendar years 2012 and 2013. Management has not recorded a deferred tax asset for the State portion of its net operating loss carryforwards.

Personnel

As of December 31, 2011, we had 32 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

As of December 31, 2011, the net book value of our office properties was $3.3 million. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

58 North Ayer Street Harvard, Illinois 60033	Owned	1959	6,800	$1,250

Branch Offices:

1400 North Division Street Harvard, Illinois 60033	Owned	1998	2,500	825

211 East Jefferson Street Morris, Illinois 60450	Owned	2008	16,948	1,236

Total				$3,311

We believe that our current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

At December 31, 2011, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.	Mine Safety Disclosure.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. Our common stock is traded on the OTC Bulletin Board under the symbol “HARI.” The approximate number of holders of record of Harvard Illinois Bancorp, Inc.’s common stock as of March 26, 2012, was 302. Certain shares of Harvard Illinois Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table sets forth the range of the high and low sales prices of Harvard Illinois Bancorp, Inc.’s common stock for each quarter of 2011 and 2010 since trading commenced on April 9, 2010, and is based upon information provided by the OTC Bulletin Board. The high and low “bid” price, as required to be disclosed by Regulation S-K, was not available for certain periods because either there were not two-sided quotes by market makers, which is the minimum required to calculate a priced bid and ask, or there was only one market maker with a two-sided quote.

Year ended December 31, 2011	High	Low	Cash Dividend Declared
Quarter ended December 31, 2011	$8.90	$7.20	—
Quarter ended September 30, 2011	$8.90	$7.47	—
Quarter ended June 30, 2011	$10.75	$8.10	—
Quarter ended March 31, 2011	$10.25	$7.30	—
Quarter ended December 31, 2010	$7.94	$5.05	—
Quarter ended September 30, 2010	$7.89	$6.25	—
Quarter ended June 30, 2010	$10.05	$7.00	—

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

(b)	Sales of Unregistered Securities. Not applicable.

(c)	Use of Proceeds. Not applicable

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

Overview

Harvard Illinois Bancorp, Inc. (the “Company”) is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve System. The Company’s business activities are limited to oversight of its investment in Harvard Savings Bank (the “Bank”).

The Bank is primarily engaged in providing a full range of banking and mortgage services to consumer and business customers in McHenry, Grundy, and to a lesser extent Boone counties, Illinois and Walworth County in Wisconsin. The Bank is subject to regulation by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation.

On April 8, 2010, the Company reorganized from a two-tier mutual holding company to a stock holding company and completed its initial public offering. A total of 784,689 shares, par value of $0.01 per share, were sold at $10 per share, raising $6.8 million of proceeds, net of conversion expenses. The Company established an employee stock ownership plan that purchased 8% of the total shares, or a total of 62,775 shares in the offering, for a total of $627,750. The Company’s common stock began trading on the over-the-counter bulletin board under the symbol “HARI” on April 9, 2010.

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

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock. Stock options and restricted stock vest over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At December 31, 2011, there were 4,708 shares available for future grants under this plan.

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

In order to reduce our exposure to changes in interest rates and enhance our net interest spread, we have recently expanded, and expect to continue to expand, lending in areas other than residential and commercial real estate, including originations and purchases of agricultural, farmland and commercial and industrial loans; purchased indirect automobile loans; and sold most of our fixed rate one- to four-family loan production; See “Item 1. Business – Lending Activities.” We have also increased our core deposits (which we consider to be deposits other than certificates of deposit).

As further discussed in Note 21 to the financial statements included herein, the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”). Effective July 21, 2011, supervisory authority with respect to the MOU was transferred from the OTS to the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Among other provisions, this informal enforcement action prohibits the Company from declaring or paying dividends, or repurchasing any Company stock without the prior written consent of the Federal Reserve. The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance. The requirements of the MOU will remain in effect until the Federal Reserve decides to terminate, suspend or modify it.

Our net income for the year ended December 31, 2011 was $4,000, compared net income of $149,000 for the year ended December 31, 2010. The decrease in net income was due to a decrease in noninterest income and increases in the provision for loan losses and noninterest expense, partially offset by increases in net interest income and the benefit for income taxes.

The national economy, and the local economies within our market areas, remain weak. The economy has been marked by high unemployment rates, rising numbers of foreclosures, and contractions in business and consumer credit. The national and local unemployment rates have shown some improvement in 2011, but remain high. These conditions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values. We have experienced high levels of non-performing loans and net charge-offs. At December 31, 2011, non-performing loans, including troubled debt restructurings, represented 6.28% of total loans, compared to 2.77% of total loans at December 31, 2010. Net charge-offs to average loans were 0.53% in 2011 and 0.38% in 2010. The higher levels of non-performing loans, including troubled debt restructurings, and net charge-offs has contributed to higher provisions for loan losses of $1.32 million and $904,000 for the years ended December 31, 2011 and 2010, respectively.

Should the housing market and economic conditions in our market area stagnate or continue to deteriorate, it will continue to have a material negative effect on the Company’s business and results of operation.

At December 31, 2011, the Bank was categorized as “well capitalized” under regulatory capital requirements.

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

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Assets. Total assets at December 31, 2011 increased $1.5 million or 0.9% to $169.2 million from $167.8 million at December 31, 2010. The modest changes in total assets and liabilities were consistent with our strategy to limit growth of our balance sheet in the current economic environment. Cash and cash equivalents increased $4.3 million to $22.2 million at December 31, 2010 from $18.0 million at December 31, 2010. Cash and cash equivalents includes securities purchased under agreements to resell which increased $4.6 million to $18.5 million at December 31, 2011 from $13.9 million at December 31, 2010. These agreements represent short-term cash investment alternatives that are over-collateralized with collateral that is guaranteed by the “full faith and credit” of the United States government. Interest-bearing deposits decreased $4.6 million to $6.2 million at December 31, 2011 from $10.8 million at December 31, 2010. These deposits are certificates of deposit we have placed with other financial institutions with terms from three months to five years; all are fully covered by FDIC insurance. Available-for-sale securities decreased $384,000 to $4.58 million at December 31, 2011 from $4.97 million at December 31, 2010. This decrease was primarily due to pay-downs, maturities and sales of $3.8 million of U.S. government and federal agency debt securities, partially offset by $3.4 million in purchases of those securities. Held-to-maturity securities totaled $1.7 million at December 31, 2011, a decrease of $846,000 from $2.5 million at December 31, 2010 as a result of $882,000 in maturities and pay-downs on those securities and no purchases. The investment in those deposits and securities were based on liquidity and yield considerations.

The net loan portfolio increased $2.5 million or 2.2% to $115.7 million at December 31, 2011 from $113.2 million at December 31, 2010. In 2011, loan originations, advances and purchases were $47.1 million, which were offset by $12.0 million in loans sold, $36.7 million of loan repayments and payoffs, net of $720,000 in charge offs, a net increase in allowance for loan losses of $702,000 and transfers to foreclosed assets of $1.5 million. The increase in loans during 2011 was due primarily to increases of $578,000 and $5.9 million in the agriculture and farmland loan portfolios, respectively. This increase reflects the implementation of our strategy to reduce asset duration and loan concentrations by expanding our agriculture, farmland and commercial and industrial lending activity. Substantially all of our agriculture, farmland and commercial and industrial loans originated during 2011 were in our market area. These increases were offset primarily by decreases in total one- to four-family loans of $1.2 million, home equity lines of credit and other second mortgages of $1.1 million, and commercial real estate loans of $1.5 million. The decrease in our one- to four-family loans during 2011 was primarily due to repayments, early payoffs and $9.4 million in loans sold to Fannie Mae, which generated $114,000 in net gains on loan sales, offset by loan originations of $14.8 million. The decrease in the one- to four-family loan portfolio reflects our strategy to sell substantially all our conforming one-to four-family loans based on yield and duration considerations in order to decrease the concentration of one- to four-family loans in our portfolio. Our portfolio of one- to four-family loans serviced for others decreased $1.3 million to $63.9 million at December 31, 2011 from $65.2 million at December 31, 2010. The decrease in commercial real estate loans reflects the implementation of our strategy to reduce the concentration of these loans in our loan portfolio, offset by our decision to originate certain commercial real estate loans in order to preserve high-quality agricultural and farmland lending customers.

All other assets, consisting of premises and equipment, Federal Home Loan Bank stock, foreclosed assets held for sale, accrued interest receivable, deferred income taxes, bank-owned life insurance, mortgage servicing rights and other increased $477,000 to $18.8 million at December 31, 2011 from $18.3 million at December 31, 2010. The largest component of other assets was our investment in Federal Home Loan Bank stock, which was unchanged at $6.5 million at December 31, 2011. The largest change was in deferred income taxes, which increased $524,000 to $1.8 million at December 31, 2011. At December 31, 2011, the Company’s deferred tax asset relating to unused capital loss carryovers and unrealized capital losses on other than temporary impairment of equity securities totaled $544,000. Management has established a valuation allowance for portions of that deferred tax asset of $337,000 at December 31, 2011, a non-recurring decrease of $159,000 over the December 31, 2010 balance of $496,000. The decrease in the valuation allowance in 2011 was due to the reversal of a previous valuation allowance related to capital losses. The Company now believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

Liabilities. Deposits increased $2.4 million or 1.8% to $135.1 million at December 31, 2011 from $132.6 million at December 31, 2010. Certificates of deposit, including brokered certificates increased $311,000 or 0.4% to $80.8 million at December 31, 2011 from $80.5 million at December 31, 2010. Savings, NOW and money market accounts totaled $49.0 million at December 31, 2011 compared to $47.9 million at December 31, 2010, an increase of $1.1 million or 2.2%. These increases were due to competitive pricing and promotional interest rates offered during 2011 to generate more liquidity to fund our operations in the current interest rate environment, and lessen our reliance on borrowed funds while still managing interest rate risk. Demand deposits increased $1.1 million or 26.1% to $5.2 million at December 31, 2011 from $4.1 million at December 31, 2010, primarily due to commercial account growth. Federal Home Loan Bank advances decreased to $12.4 million from $13.7 million at December 31, 2011 from December 31, 2010, a decrease of $1.3 million or 9.2%. The Bank maintained sufficient liquidity levels to allow more advances to mature without renewal. Non-interest bearing liabilities increased $194,000 to $3.1 million at December 31, 2011 from $2.9 million at December 31, 2010. The largest component of non-interest bearing liabilities is deferred compensation which increased $71,000 in 2011 to $2.24 million at December 31, 2011 from $2.17 million at December 31, 2010.

Stockholders’ Equity. Total stockholders’ equity increased by $76,000 or 0.4% to $18.66 million at December 31, 2011 from $18.59 million at December 31, 2010. The increase resulted primarily from net income of $4,000 for the year ended December 31, 2011, an increase in accumulated other comprehensive income in 2011 of $27,000, the recognition of stock – based compensation expense related to the 2011 Incentive Equity Plan totaling $54,000.

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

General. Net income for the year ended December 31, 2011 was $4,000, compared to $149,000 for the year ended December 31, 2010 a decrease of $145,000. This decrease was due to a decrease of $200,000 in noninterest income and increases of $415,000 in the provision for loan losses and $86,000 in noninterest expense, partially offset by increases of $258,000 in net interest income and $298,000 in the benefit for income taxes.

Interest and Dividend Income. Total interest and dividend income decreased $481,000 or 6.2% to $7.26 million for the year ended December 31, 2011 from $7.74 million for the year ended December 31, 2010. Although average interest-earning assets increased $4.1 million to $156.3 million for the year ended December 31, 2011 from $152.2 million for the same period in 2010, the average yield decreased 44 basis points to 4.65% from 5.09%. This decrease reflected a decline in the interest rate environment for nearly all asset categories during the period, and that most of the increase in interest-earning assets was invested in lower-yielding short-duration securities repurchase agreements. Interest and fees on loans decreased $425,000 for the year ended December 31, 2011 compared to the same period in 2010 as the average balance of loans decreased $4.4 million to $115.9 million primarily due to repayments and sales of loans outpacing originations and purchases, and as the average yield on loans decreased 14 basis points to 5.83% from 5.97%.

Interest income on securities and other interest-earning assets decreased $56,000 for the year ended December 31, 2011 compared to the year ago period as the average yield on those assets decreased 51 basis points to 1.24% from 1.75%, due to the lower interest rate environment, offset by an increase in average balances of those assets of $8.5 million, primarily due to slower loan demand. In 2007, the Federal Home Loan Bank of Chicago suspended paying dividends on its common stock, resulting in no dividend income on our $6.5 million investment in that stock for the years ended December 31, 2010. The Federal Home Loan Bank of Chicago resumed paying dividends in 2011 and we were paid four quarterly dividends totaling $7,000.

Interest Expense. Total interest expense decreased $739,000 or 24.7% to $2.25 million for the year ended December 31, 2011 from $2.99 million for the year ended December 31, 2010. Interest expense on deposit accounts decreased $545,000 or 23.0% to $1.83 million for the year ended December 31, 2011 from $2.37 million for the same period in 2010. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $449,000, while interest expense on savings, NOW and money market accounts decreased $96,000 in 2011. The average balance in certificates of deposits and brokered certificates of deposit increased $2.4 million, with the cost of these deposits decreasing 64 basis points to 2.13% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The average balances of savings, NOW and money market accounts increased $2.1 million while the cost of these deposits decreased 22 basis points to 0.26% during the year ended December 31, 2011 from the year ended December 31, 2010. The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and promotional events pricing, and the declining market interest rates for deposits. Interest expense on Federal Home Loan Bank advances decreased $194,000 to $426,000 for the year ended December 31, 2011 from $620,000 for the year ended December 31, 2010. The average balance of advances decreased $2.9 million while the average cost of this funding decreased 62 basis points to 3.13% for the year ended December 31, 2011 from the year ended December 31, 2010. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2011 compared to 2010.

Net Interest Income. Net interest income increased $258,000 or 5.4% to $5.01 million for the year ended December 31, 2011 from $4.75 million for the year ended December 31, 2010, primarily as a result of the ratio of our average interest-earning assets to average interest-bearing liabilities which increased to 110.15% for the year ended December 31, 2011 from 108.52% for the same period in 2010, and modest improvement in our net interest rate spread and net interest margin to 3.06% and 3.20%, respectively, from 2.96% and 3.12%, respectively.

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

Based upon our evaluation of these factors, a provision of $1.32 million was recorded for the year ended December 31, 2011, an increase of $415,000 or 45.9% from $904,000 for the same period in 2010. The provision for loan losses reflected net charge offs of $617,000 or 0.53% of average total loans for 2011, compared to $457,000 or 0.38% of average total loans for 2010. Substandard loans increased $4.1 million to $7.4 million during the year ended December 31, 2011, while the related specific loss allowances for those loans increased $398,000 to $975,000. We used the same methodology in assessing the allowance for each period.

The allowance as a percent of nonperforming loans decreased to 34.65% at December 31, 2011 from 58.88% at December 31, 2010, primarily due to nonperforming loans which increased to $7.4 million at December 31, 2011, compared to $3.2 million at December 31, 2010. Net charge-offs as a percent of average total loans outstanding increased to 0.53% for the year ended December 31, 2011 from 0.38% for the year ended December 31, 2010, due to an increase in net charge-offs of $160,000 to $617,000, partially offset by a $4.4 million decrease in average loans outstanding to $115.9 million.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended December 31, 2011 and 2010, respectively.

Noninterest Income. Noninterest income decreased $200,000 or 24.7% to $609,000 for the year ended December 31, 2011 from $809,000 for the year ended December 31, 2010. The decrease was primarily related to net gains on loan sales which decreased $214,000 to net losses of $1,000 for the year ended December 31, 2011, compared to net gains of $213,000 for 2010. Proceeds from loan sales decreased $10.2 million or 45.8% to $12.1 million for the year ended December 31, 2011 from $22.3 million for 2010. The loan sales were executed to generate additional liquidity and manage interest rate risk for the Bank. Gains on loan sales included the net decrease in fair value of mortgage servicing rights of $115,000 in 2011 compared to the net increase in fair value of mortgage servicing rights of $27,000 in 2010, a decrease of $142,000 primarily due to the larger volume of loans sales and increase in size of our mortgage servicing portfolio in 2010, and a decrease in value of the servicing portfolio in 2011. Losses on other than temporary impairment of equity securities decreased $15,000 or 55.6% to $12,000 for the year ended December 31, 2011, compared to $27,000 for the same period in 2010. The other than temporary impairment of equity securities in 2011 and 2010 were related to our investment in common stock of other community banks, Fannie Mae and Freddie Mac common stock, and Shay Asset Management mutual funds.

Other noninterest income categories decreased by $1,000, or 0.2%, to $622,000 in 2011 from $623,000 in 2010. The decrease was primarily related to a $15,000 decrease in brokerage commissions in 2011 to $28,000 from $43,000 in 2010 due to lower sales volume.

Noninterest Expense. Noninterest expense increased $86,000 or 1.9% to $4.61 million for the year ended December 31, 2011 from $4.52 million for the year ended December 31, 2010. The increase in noninterest expense was primarily due to increases in compensation and benefits, net losses on foreclosed assets and other noninterest expense of $62,000, $87,000, and $42,000, respectively, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in compensation and benefits was primarily due to higher benefit costs, including the impact of the 2011 Equity Incentive Plan, and higher compensation costs, including a new lender being added to the retail loan department. The increase in net losses on foreclosed assets reflects the increased foreclosure activity in our one-to four-family real estate loan portfolio, and included net losses on sales and write-downs of other real estate owned which increased $114,000 to $202,000 in 2011 due to the impact of further deterioration in real estate values. The increase in other noninterest expense was primarily the result of costs incurred by the Company as a public company. These increases were partially offset by decreases in FDIC insurance premiums and indirect automobile servicing fees of $56,000 and $43,000, respectively for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in FDIC insurance premiums in 2011 was due to a reduced fee structure. The decrease in indirect automobile servicing fees in 2011 was due to the decrease in the average balance of our purchased indirect automobile loan portfolio which resulted from normal amortization, payoffs and our strategy to reduce our concentration in that portfolio under current market conditions.

Benefit for Income Taxes. The benefit for income taxes was $311,000 for the year ended December 31, 2011 compared to a benefit of $13,000 for the year ended December 31, 2010, an increase of $298,000. The effective tax benefit as a percent of pre-tax income or loss was 101.3% and 9.6% for the years ended December 31, 2011 and 2010, respectively. The benefit for income taxes in 2011 reflects a lower level of pre-tax income as compared to 2010 as well as the impact of a $159,000 non-recurring decrease in valuation allowances recorded for deferred tax assets related to capital losses on equity securities. The Company now believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration. The benefit for income taxes in 2010 was offset by the impact of a non-recurring increase of $6,000 in valuation allowances recorded for deferred tax assets related to capital losses on equity securities.

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

	At December 31,		For the Years Ended December 31,
	2011		2011			2010			2009
	Actual Balance	Yield/ Cost	Average Balance	Interest Income / Expense	Yield/ Cost	Average Balance	Interest Income / Expense	Yield/ Cost	Average Balance	Interest Income / Expense	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits	$9,039	0.97%	$8,571	$118	1.38%	$11,619	$171	1.47%	$7,333	$165	2.25%
Securities purchased under agreements to resell	18,482	0.83	18,304	183	1.00	6,756	94	1.39	12,435	236	1.90
Securities, tax-exempt (1)	—	—	195	9	4.62	553	26	4.70	743	33	4.44
Securities, taxable (1)	6,283	2.77	6,801	185	2.72	6,420	267	4.16	7,202	379	5.26
Loans (2)	118,273	5.69	115,911	6,760	5.83	120,316	7,185	5.97	114,923	7,102	6.18
Federal Home Loan Bank stock	6,549	0.10	6,549	7	0.11	6,549	—	—	6,549	—	—

Total interest-earning assets	158,626	4.45%	156,331	7,262	4.65%	152,213	7,743	5.09%	149,184	7,915	5.31%

Noninterest-earning assets	10,591		11,900			12,283			11,572

Total assets	$169,217		$168,231			$164,496			$160,755

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$16,100	0.12%	$15,744	38	0.24%	$14,280	51	0.36%	$13,398	57	0.43%
NOW and money market accounts	32,890	0.17	32,607	89	0.27	31,952	172	0.54	35,367	422	1.19
Certificates of deposit	79,341	1.81	78,447	1,626	2.07	75,005	2,033	2.71	68,412	2,298	3.36
Brokered certificates of deposit	1,499	5.00	1,499	75	5.00	2,494	117	4.69	2,900	133	4.59
Federal Home Loan Bank advances	12,402	2.86	13,630	426	3.13	16,534	620	3.75	21,630	906	4.19

Total interest-bearing liabilities	142,232	1.36%	141,926	2,254	1.59%	140,264	2,993	2.13%	141,707	3,816	2.69%

Non-interest-bearing deposits	5,239		4,419			4,688			3,459
Other non-interest-bearing liabilities	3,084		3,197			3,017			3,147

Total liabilities	150,555		149,543			147,970			148,313

Total equity	18,662		18,688			16,526			12,442

Total liabilities and equity	$169,217		$168,231			$164,496			$160,755

Net interest income				$5,008			$4,750			$4,099

Interest rate spread (3)					3.06%			2.96%			2.62%

Net interest margin (4)					3.20%			3.12%			2.75%

Average interest-earning assets to average interest-bearing liabilities					110.15%			108.52%			105.28%

(1)	Securities include unamortized premiums and unaccreted discounts. Securities include both available-for-sale and held-to-maturity securities. Fair value adjustments on available-for-sale securities have been included in the average balance for non-interest earning assets.
(2)	The allowance for loan losses has been included in the average balance for non-interest earning assets.
(3)	The interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	The net interest margin represents net interest income as a percent of average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities for the years ended December 31, 2011 and 2010. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Rate	Volume	Net
2011 Compared to 2010	(In thousands)
Interest income:
Interest-earning deposits	$(10)	$(43)	$(53)
Securities purchased under agreements to resell	(18)	107	89
Securities, tax-exempt	—	(17)	(17)
Securities, taxable	(99)	17	(82)
Loans	(166)	(259)	(425)
Federal Home Loan Bank stock	7	—	7

Total	(286)	(195)	(481)

Interest expense:
Savings accounts	(19)	6	(13)
NOW and money market accounts	(87)	4	(83)
Certificates of deposit	(506)	99	(407)
Brokered certificates of deposit	8	(50)	(42)
Federal Home Loan Bank advances	(94)	(100)	(194)

Total	(698)	(41)	(739)

Increase (decrease) in net interest income	$412	$(154)	$258

	Rate	Volume	Net
2010 Compared to 2009	(In thousands)
Interest income:
Interest-earning deposits	$(9)	$15	$6
Securities purchased under agreements to resell	(52)	(90)	(142)
Securities, tax-exempt	2	(9)	(7)
Securities, taxable	(74)	(38)	(112)
Loans	(211)	294	83
Federal Home Loan Bank stock	—	—	—

Total	(344)	172	(172)

Interest expense:
Savings accounts	(10)	4	(6)
NOW and money market accounts	(213)	(37)	(250)
Certificates of deposit	(529)	264	(265)
Brokered certificates of deposit	3	(19)	(16)
Federal Home Loan Bank advances	(88)	(198)	(286)

Total	(837)	14	(823)

Increase (decrease) in net interest income	$493	$158	$651

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

Among the techniques we are currently using to manage interest rate risk are: (i) moderating our origination, and selling into the secondary mortgage market a significant portion, of our fixed-rate one- to four-family residential mortgage loan originations; (ii) attempting to decrease our commercial real estate loans, (iii) attempting to increase our originations of agricultural, farmland and commercial and industrial loans as they generally reprice more quickly than one- to four-family residential mortgage and commercial real estate loans; and (iii) emphasizing less interest rate sensitive and lower-cost “core deposits.” We also maintain a portfolio of short term or adjustable rate assets and from time to time have used fixed-rate Federal Home Loan Bank advances and brokered deposits to extend the term to repricing of our liabilities.

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

Set forth below is an analysis of the changes to the economic value of our equity that would occur to our NPV as of December 31, 2011 in the event of designated changes in the United States treasury yield curve. At December 31, 2011, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

Change in Interest Rates (Basis Points) (2)	Estimated NPV (3)	Estimate Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (1)
		Amount	Percent	NPV Ratio (4)	Change in Basis Points
(Dollars in thousands)
300+	$21,404	$3,079	16.80%	13.00%	227
200+	20,590	2,265	12.36	12.31	158
100+	19,756	1,431	7.81	11.67	94
—	18,325	—	—	10.73	—
100-	16,599	(1,726)	(9.42)	9.65	(109)

(1)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(2)	Estimated NPV assumes an instantaneous uniform change in interest rates at all maturities.
(3)	NPV is the discounted present value of expected cash flows from assets, liabilities and off balance sheet contracts.
(4)	NPV Ratio represents NPV divided by the present value of assets.

In addition to modeling changes in NPV, we also analyze estimated changes to net interest income (“NII”) for a prospective twelve-month period under the interest rate scenarios set forth above. The following table sets forth our NII model as of December 31, 2011.

Change in Interest Rates (Basis Points)	Estimated Net Interest Income (1) (2)	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent
	(Dollars in thousands)
300+	$6,247	$985	18.72%
200+	5,929	667	12.68
100+	5,589	327	6.21
—	5,262	—	—
100-	5,231	(31)	(0.59)

(1)	Estimated net interest income assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Estimated net interest income is before provisions for loan losses.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities were $1.8 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits in other financial institutions, offset by principal collections on loans, and proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities were $1.2 million and $(9.0) million for the years ended December 31, 2011 and 2010, respectively. Net cash provided by financing activities consisted primarily of the activity in deposit accounts and proceeds from Federal Home Loan Bank advances, offset by repayment of Federal Home Loan Bank advances. The net cash provided by financing activities was $1.2 million and $10.0 million for the years ended December 31, 2011 and 2010, respectively. The decrease is primarily due to the cash provided by our stock offering during 2010.

At December 31, 2011, the Bank exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $16.5 million, or 9.9% of adjusted total assets, which is above the required level of $6.7 million, or 4.0%; and total risk-based capital of $18.1 million, or 14.0% of risk-weighted assets, which is above the required level of $10.3 million, or 8.0%. Accordingly Harvard Savings Bank was categorized as well capitalized at December 31, 2011. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2011, we had outstanding commitments to originate loans of $50,000, and commitments under unused lines of credit of $11.6 million. In addition, we had outstanding letters of credit of $6,000 at December 31, 2011. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2011 totaled $37.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended).

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on such assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective, based on those criteria. During the year ended December, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report is not required pursuant to the Dodd-Frank Act.

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

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II — Ratification of Appointment of Independent Registered Public Accountants.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets—December 31, 2011 and 2010;

(C)	Consolidated Statements of Income—years ended December 31, 2011 and 2010;

(D)	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2011 and 2010;

(E)	Consolidated Statements of Cash Flows—years ended December 31, 2011 and 2010; and

(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of Harvard Illinois Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Harvard Illinois Bancorp, Inc.**

4	Form of Common Stock Certificate of Harvard Illinois Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Employment Agreement between Harvard Savings Bank and Duffield J. Seyller, III*

10.3	Employment Agreement between Harvard Savings Bank and Donn L. Claussen*

10.4	Change in Control Agreement between Harvard Savings Bank and Richard J. Lipinsky***

10.5	Employment Agreement between Harvard Savings Bank and Donn L. Claussen*

10.6	Amended and Restated Salary Continuation Agreement with Duffield J. Seyller, III***

10.7	Salary Continuation Agreement with Michael T. Neese *

10.8	Amended and Restated Salary Continuation Agreement with Donn L. Claussen***

10.9	Split Dollar Life Insurance Agreement with Donn L. Claussen*

10.10	Form of Director Deferred Fee Agreements*

10.11	Form of 2009 Director Deferred Fee Agreement*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-161931), initially filed September 15, 2009.
**	Incorporated by reference to the Current Report on Form 8-K filed November 1, 2011.
***	Incorporated by reference to the Current Report on Form 8-K filed February 1, 2012.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harvard Illinois Bancorp, Inc.

Date: March 27, 2012	By:	/s/ Duffield J. Seyller III
Duffield J. Seyller III, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Duffield J. Seyller III Duffield J. Seyller III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2012

/s/ Donn L. Claussen Donn L. Claussen	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 27, 2012

/s/ William D. Schack William D. Schack	Chairman of the Board	March 27, 2012

/s/ Michael P. Feeney Michael P. Feeney	Director	March 27, 2012

/s/ John W. Rebhorn John W. Rebhorn	Director	March 27, 2012

/s/ Steven D. Garrels Steven D. Garrels	Director	March 27, 2012

/s/ Richard L. Walker Richard L. Walker	Director	March 27, 2012

EXHIBIT INDEX

3.1	Articles of Incorporation of Harvard Illinois Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Harvard Illinois Bancorp, Inc.**

4	Form of Common Stock Certificate of Harvard Illinois Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Employment Agreement between Harvard Savings Bank and Duffield J. Seyller, III*

10.3	Employment Agreement between Harvard Savings Bank and Donn L. Claussen*

10.4	Change in Control Agreement between Harvard Savings Bank and Richard J. Lipinsky***

10.5	Employment Agreement between Harvard Savings Bank and Donn L. Claussen*

10.6	Amended and Restated Salary Continuation Agreement with Duffield J. Seyller, III***

10.7	Salary Continuation Agreement with Michael T. Neese *

10.8	Amended and Restated Salary Continuation Agreement with Donn L. Claussen***

10.9	Split Dollar Life Insurance Agreement with Donn L. Claussen*

10.10	Form of Director Deferred Fee Agreements*

10.11	Form of 2009 Director Deferred Fee Agreement*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-161931), initially filed September 15, 2009.
**	Incorporated by reference to the Current Report on Form 8-K filed November 1, 2011.
***	Incorporated by reference to the Current Report on Form 8-K filed February 1, 2012.

Harvard Illinois Bancorp, Inc.

Report of Independent Registered Public Accounting Firm

and Consolidated Financial Statements

December 31, 2011 and 2010

Harvard Illinois Bancorp, Inc.

December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

Harvard Illinois Bancorp, Inc.

Harvard, Illinois

We have audited the accompanying consolidated balance sheets of Harvard Illinois Bancorp, Inc. (Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harvard Illinois Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/SIG/ BKD, LLP

Decatur, Illinois

March 27, 2012

Harvard Illinois Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2011 and 2010

(dollars in thousands)

	2011	2010
Assets
Cash and due from banks	$941	$883
Interest-bearing demand deposits in banks	2,804	3,184
Securities purchased under agreements to resell	18,482	13,896

Cash and cash equivalents	22,227	17,963

Interest-bearing deposits with other financial institutions	6,235	10,825
Available-for-sale securities	4,581	4,965
Held-to-maturity securities, at amortized cost (estimated fair value of $1,837 and $2,745 at December 31, 2011 and 2010)	1,702	2,548
Loans, net of allowance for loan losses of $2,575 and $1,873 at December 31, 2011 and 2010	115,698	113,153
Premises and equipment, net of accumulated depreciation of $5,549 and $5,348 at December 31, 2011 and 2010	3,525	3,615
Federal Home Loan Bank stock, at cost	6,549	6,549
Foreclosed assets held for sale	1,186	767
Accrued interest receivable	691	901
Deferred income taxes	1,803	1,279
Bank-owned life insurance	4,232	4,097
Mortgage servicing rights	310	425
Other	478	664

Total assets	$169,217	$167,751

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2011 and 2010

(dollars in thousands)

	2011	2010
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$5,239	$4,156
Savings, NOW and money market	48,990	47,937
Certificates of deposit	79,341	79,030
Brokered certificates of deposit	1,499	1,499

Total deposits	135,069	132,622

Federal Home Loan Bank advances	12,402	13,653
Advances from borrowers for taxes and insurance	388	402
Deferred compensation	2,242	2,171
Accrued interest payable	37	53
Other	417	264

Total liabilities	150,555	149,165

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; issued and outstanding 2011 – 816,076 shares, 2010 – 784,689 shares	8	8
Additional paid-in capital	6,852	6,799
Unearned ESOP shares, at cost; 2011 – 54,405 shares, 2010 – 58,590 shares	(544)	(590)
Amount reclassified on ESOP shares	(80)	(26)
Retained earnings	12,403	12,399
Accumulated other comprehensive income (loss), net of tax	23	(4)

Total stockholders’ equity	18,662	18,586

Total liabilities and stockholders’ equity	$169,217	$167,751

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2011 and 2010

(dollars in thousands, except share data)

	2011	2010
Interest and Dividend Income
Interest and fees on loans	$6,760	$7,185
Securities
Taxable	185	267
Tax-exempt	9	26
Securities purchased under agreements to resell	183	94
Other	125	171

Total interest and dividend income	7,262	7,743

Interest Expense
Deposits	1,828	2,373
Federal Home Loan Bank advances	426	620

Total interest expense	2,254	2,993

Net Interest Income	5,008	4,750
Provision for Loan Losses	1,319	904

Net Interest Income After Provision for Loan Losses	3,689	3,846

Noninterest Income
Customer service fees	262	250
Brokerage commission income	28	43
Net realized gains (losses) on loan sales	(1)	213
Net realized losses on sales of available-for-sale securities	—	(1)
Losses on other than temporary impairment of equity securities	(12)	(27)
Loan servicing fees	185	171
Bank-owned life insurance income, net	135	147
Other	12	13

Total noninterest income	609	809

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2011 and 2010

(dollars in thousands, except share data)

	2011	2010
Noninterest Expense
Compensation and benefits	$2,442	$2,380
Occupancy	512	511
Data processing	462	470
Professional fees	220	214
Marketing	74	81
Office supplies	51	49
Federal deposit insurance	165	221
Indirect automobile loan servicing fees	85	128
Foreclosed assets, net	236	149
Other	358	316

Total noninterest expense	4,605	4,519

Income (Loss) Before Income Taxes	(307)	136
Benefit for Income Taxes	(311)	(13)

Net Income	$4	$149

Basic Earnings Per Share	$.01	$.20
Diluted Earnings Per Share	.01	$.20
Dividends Paid	$—	$—

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011 and 2010

(dollars in thousands)

				Amount		Accumulated
		Additional	Unearned	Reclassified		Other
	Common	Paid-In	ESOP	On ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Shares	Earnings	Income (Loss)	Total
Balance, January 1, 2010	$—	$—	$—	$—	$12,250	$65	$12,315

Comprehensive income
Net income	—	—	—	—	149	—	149
Other comprehensive income	—	—	—	—	—	(69)	(69)

Total comprehensive income							80

Common stock issued in initial public offering, 784,689 shares, net of issuance costs of $1,030	8	6,809	—	—	—	—	6,817
Acquisition of ESOP shares, 62,775 shares	—	—	(628)	—	—	—	(628)
ESOP shares earned, 4,185 shares	—	(10)	38	—	—	—	28
Reclassification due to change in fair value of common stock ESOP subject to contingent repurchase obligation	—	—	—	(26)	—	—	(26)

Balance, December 31, 2010	8	6,799	(590)	(26)	12,399	(4)	18,586
Comprehensive income
Net income				—	4	—	4
Other comprehensive income	—	—	—	—	—	27	27

Total comprehensive income							31

Issuance of 31,387 shares of restricted stock (rounded to less than $1)	—	—	—	—	—	—	—
Stock-based compensation expense	—	54	—	—	—	—	54
ESOP shares earned, 8,370 shares	—	(1)	46	—	—	—	45
Reclassification due to change in fair value of common stock ESOP subject to contingent repurchase obligation	—	—	—	(54)	—	—	(54)

Balance, December 31, 2011	$8	$6,852	$(544)	$(80)	$12,403	$23	$18,662

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011 and 2010

(dollars in thousands)

	2011	2010
Operating Activities
Net income	$4	$149
Items not requiring (providing) cash
Depreciation	201	204
Provision for loan losses	1,319	904
Amortization (accretion) of premiums and discounts on securities	6	(13)
Deferred income taxes	(538)	(13)
Net realized (gains) losses on loan sales	1	(213)
Net realized losses on sales of available-for-sale securities	—	1
Losses on other than temporary impairment of equity securities	12	27
Losses and write down on foreclosed assets held for sale	202	88
Bank-owned life insurance income, net	(135)	(147)
Originations of loans held for sale	(11,961)	(22,096)
Proceeds from sales of loans held for sale	12,075	22,282
ESOP compensation expense	45	28
Stock-based compensation expense	54	—
Changes in
Accrued interest receivable	210	(386)
Other assets	186	758
Accrued interest payable	(16)	(26)
Deferred compensation	71	75
Other liabilities	99	23

Net cash provided by operating activities	1,835	1,645

Investing Activities
Net change in interest-bearing deposits	4,590	(2,715)
Purchases of available-for-sale securities	(3,395)	(6,837)
Proceeds from the sales of available-for-sale securities	—	927
Proceeds from maturities and pay-downs of available-for-sale securities	3,766	4,039
Proceeds from maturities and pay-downs of held-to-maturity securities	882	1,253
Net change in loans	(5,357)	(5,936)
Purchase of premises and equipment	(111)	(167)
Proceeds from sale of foreclosed assets	872	425

Net cash provided by (used in) investing activities	1,247	(9,011)

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011 and 2010

(dollars in thousands)

	2011	2010
Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$2,136	$1,107
Net increase in certificates of deposit including brokered certificates	311	7,154
Net decrease in advances from borrowers for taxes and insurance	(14)	(13)
Proceeds from Federal Home Loan Bank advances	2,387	2,456
Repayments of Federal Home Loan Bank advances	(3,638)	(6,931)
Proceeds from issuance of common stock, net of costs	—	6,817
Stock issuance from employee stock ownership plan purchase	—	(628)

Net cash provided by financing activities	1,182	9,962

Net Increase in Cash and Cash Equivalents	4,264	2,596
Cash and Cash Equivalents, Beginning of Year	17,963	15,367

Cash and Cash Equivalents, End of Year	$22,227	$17,963

Supplemental Cash Flows Information
Interest paid	$2,270	$3,019
Income taxes paid	190	—
Foreclosed assets acquired in settlement of loans	1,493	774

Supplemental disclosure of noncash financing activities:

With the initial public offering in April 2010, the Company loaned $628 to the Employee Stock Ownership Plan, which was used to acquire 62,775 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets. Payments on the loan were $34 and $38 in 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

On April 8, 2010, Harvard Savings, MHC completed its conversion and reorganization from a two-tier mutual holding company to a stock holding company. In accordance with the plan of conversion adopted by the Board of Directors of Harvard Savings, MHC on July 23, 2009, Harvard Savings, MHC (the mutual holding company) and Harvard Illinois Financial Corporation (the mid-tier stock holding company) ceased to exist as separate legal entities and a stock holding company, Harvard Illinois Bancorp, Inc. issued and sold shares of common stock to eligible depositors of Harvard Savings Bank and to former borrowers of Morris Building & Loan, s.b. in a subscription offering, and to the general public in a community offering. A total of 784,689 shares, par value of $0.01 per shares, were sold in the conversion at $10 per share, raising $7.8 million of gross proceeds. The Company established an employee stock ownership plan that purchased 8% of the total shares, or a total of 62,775 shares in the offering, for a total of $628. The $1.0 million of conversion expenses were offset against the gross proceeds. Harvard Illinois Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “HARI” on April 9, 2010. The accompanying consolidated financial statements include the accounts of Harvard Illinois Bancorp, Inc. and its wholly-owned subsidiary, Harvard Savings Bank.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash equivalents consisted primarily of interest-bearing demand deposits and securities purchased under agreements to resell.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000. At December 31, 2011 and 2010, none of the Company’s interest-bearing cash accounts exceeded federally insured limits.

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

For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

The Company owned $6,549 or 65,489 shares of Federal Home Loan Bank stock as of December 31, 2011 and 2010. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The FHLB’s new capital structure and excess stock repurchase plan was approved by the FHFA. The repurchase plan allows for the FHLB to repurchase approximately $500 million in excess capital stock held by members which will represent 45% of the excess stock outstanding. The FHLB will continue to provide liquidity and funding through advances and purchase loans through the MPF program. With regard to dividends, the FHLB will continue to assess their dividend capacity each quarter and make appropriate request for approval. The FHLB did not pay a dividend during 2010; however in 2011, the FHLB declared and paid four dividends at an annualized rate of 10 basis points per share. Management performed an analysis and deemed the cost method investment in FHLB stock was ultimately recoverable.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

On February 15, 2012, the Company redeemed approximately 51% or $3,017 of its excess stock at its carrying amount.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Stock Options

At December 31, 2011, the Company has a stock-based employee compensation plan, which is described more fully in Note 15.

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

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each year. Diluted earnings per share reflects

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

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

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 financial statement presentation. These reclassifications had no effect on net income or equity.

Recent and Future Accounting Requirements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements by U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarifications of FASB ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company plans to adopt the ASU during the first quarter of 2012 with a separate statement of comprehensive income.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Note 2: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2011
U.S. Government and federal agency	$3,212	$2	$—	$3,214
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	884	22	—	906
Equity securities	451	10	—	461

	$4,547	$34	$—	$4,581

December 31, 2010
U.S. Government and federal agency	$3,600	$—	$(38)	$3,562
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	545	15	—	560
State and political subdivisions	372	—	—	372
Equity securities	455	16	—	471
	$4,972	$31	$(38)	$4,965

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
December 31, 2011:
U.S. Government agencies	$500	$39	$—	$539
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	24	—	—	24
Private-label residential	1,178	96	—	1,274

	$1,702	$135	$—	$1,837

December 31, 2010:
U.S. Government agencies	$500	$45	$—	$545
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	30		—	30
Private-label residential	1,918	152	—	2,070
State and political subdivisions	100	—	—	100

	$2,548	$197	$—	$2,745

With the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations, the Company held no securities at December 31, 2011 with a book value that exceeded 10% of total equity.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions.

The Company recorded an other-than-temporary impairment on the FNMA and FHLMC common stock included in equity securities of $3 and $12 in 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company held investments in FNMA and FHLMC common stock with an amortized cost of $9 and $12, respectively. The investments in FNMA and FHLMC common stock are valued using available market prices. Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of December 31, 2011.

The Company also recorded an other than temporary impairment on the Shay Asset Management mutual funds included in equity securities in the amount of $1 and $11 for 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company held investments in the mutual funds with an amortized cost of $431 and $424, respectively. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of December 31, 2011.

The Company recorded an other-than-temporary impairment on other equity securities of $8 and $4 for 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company held investments in other equity securities with an amortized cost of $11 and $19, respectively.

Other-than-temporary impairment recorded for 2011 and 2010 totaled $12 and $27, respectively as previously described.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$712	$714	$—	$—
One to five years	1,750	1,750	500	539
Five to ten years	750	750	—	—
After ten years	—	—	—	—

	3,212	3,214	500	539
Mortgage-backed securities	884	906	1,202	1,298
Equity securities	451	461	—	—

Totals	$4,547	$4,581	$1,702	$1,837

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2,032 at December 31, 2011 and $2,623 at December 31, 2010.

There were no sales of available securities during 2011. Gross losses of $1 resulting from sales of available-for-sale securities were realized for 2010. There were no tax benefits applicable to these net realized losses.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2011 and 2010, was $0 and $3,562, respectively, which is approximately 0% and 46% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are temporary.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010:

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. government and federal agency	$3,562	$(38)	$—	$—	$3,562	$(38)

Total temporarily impaired securities	$3,562	$(38)	$—	$—	$3,562	$(38)

There were no unrealized losses on the available for sale or held to maturity securities at December 31, 2011. As of December 31, 2010, the amount of gross unrealized losses on securities is not material.

Note 3: Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $18,482 and $13,896 at December 31, 2011 and 2010, respectively, and represent short-term cash investment alternatives. These agreements are over-collateralized by 103% with collateral consisting of securities guaranteed by the “full faith and credit” of the United States government, typically SBA securities. During the period, the securities were delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. At December 31, 2011 and 2010, these agreements mature by notice by the Company or 30 days by the custodian.

The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

At December 31, 2011 and 2010, agreements to resell securities purchased were outstanding with the following entities:

	2011	2010

BCM High Income Fund, LP	$8,121	$2,000
HEC Opportunity Fund LLC	453	5,800
Coastal Securities	9,908	6,096

Total	$18,482	$13,896

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Note 4: Loans and Allowance for Loan Losses

Classes of loans include:

	December 31,
	2011	2010

Mortgage loans on real estate
One-to-four family	$44,339	$45,556
Home equity lines of credit and other 2nd mortgages	10,284	11,388
Multi-family residential	1,480	1,431
Commercial	25,192	26,702
Farmland	9,531	3,622
Construction and land development	2,522	1,588

Total mortgage loans on real estate	93,348	90,287
Commercial and industrial	4,241	4,751
Agricultural	14,313	13,735
Purchased indirect automobile, net of dealer reserve	6,223	5,893
Other consumer	152	372

	118,277	115,038

Less
Loans in process	6	6
Net deferred loan fees and costs	(2)	6
Allowance for loan losses	2,575	1,873

Net loans	$115,698	$113,153

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

The Company occasionally makes loans to builders and developers “on speculation” to finance the construction of residential property where no buyer for the property has been identified. At December 31, 2011, there were no construction loans secured by a one-to-four family residential property built on speculation.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011 and 2010:

	2011
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development
Allowance for loan losses:
Balance, beginning of year	$352	$150	$34	$629	$5	$291
Provision charged to expense	453	103	313	28	138	121
Losses charged off	(302)	(5)	(60)	(162)	—	(50)
Recoveries	46	—	—	38	—	12

Balance, end of year	$549	$248	$287	$533	$143	$374

Ending balance: individually evaluated for impairment	$239	$120	$259	$—	$—	$329

Ending balance: collectively evaluated for impairment	$310	$128	$28	$533	$143	$45

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$44,339	$10,284	$1,480	$25,192	$9,531	$2,522

Ending balance: individually evaluated for impairment	$3,775	$268	$917	$1,390	$—	$1,027

Ending balance: collectively evaluated for impairment	$40,564	$10,016	$563	$23,802	$9,531	$1,495

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

	2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$97	$206	$105	$4	$—	$1,873
Provision charged to expense	28	9	122	4	—	1,319
Losses charged off	—	—	(139)	(2)	—	(720)
Recoveries	—	—	7	—	—	103

Balance, end of year	$125	$215	$95	$6	$—	$2,575

Ending balance: individually evaluated for impairment	$21	$—	$2	$5	$—	$975

Ending balance: collectively evaluated for impairment	$104	$215	$93	$1	$—	$1,600

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$4,241	$14,313	$6,223	$152	$—	$118,277

Ending balance: individually evaluated for impairment	$50	$—	$9	$5	$—	$7,441

Ending balance: collectively evaluated for impairment	$4,191	$14,313	$6,214	$147	$—	$110,836

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

December 31, 2011 and 2010

(dollars in thousands)

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

December 31, 2011 and 2010

(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2011 and 2010:

	2011
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development
Pass	$38,473	$9,841	$563	$21,905	$9,531	$1,495
Watch	1,801	138	—	1,557	—	—
Special Mention	290	37	—	340	—	—
Substandard	3,775	268	917	1,390	—	1,027

Total	$44,339	$10,284	$1,480	$25,192	$9,531	$2,522

	2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total
Pass	$2,967	$14,313	$6,214	$147	$105,449
Watch	1,051	—	—	—	4,547
Special Mention	173	—	—	—	840
Substandard	50	—	9	5	7,441

Total	$4,241	$14,313	$6,223	$152	$118,277

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2011 and 2010:

	2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Real estate loans:
One-to-four family	$2,321	$1,366	$1,590	$5,277	$39,062	$44,339	$—
Home equity lines of credit and other 2nd mortgages	88	—	239	327	9,957	10,284	—
Multi-family	—	—	—	—	1,480	1,480	—
Commercial	—	74	—	74	25,118	25,192	—
Farmland	—	—	—	—	9,531	9,531	—
Construction and land development	—	—	—	—	2,522	2,522	—

Total real estate loans	2,409	1,440	1,829	5,678	87,670	93,348	—

Commercial and industrial	—	—	—	—	4,241	4,241	—
Agriculture	—	—	—	—	14,313	14,313	—
Consumer loans:
Purchased indirect automobile	9	—	—	9	6,214	6,223	—
Other	—	—	5	5	147	152	—

Total consumer loans	9	—	5	14	6,361	6,375	—

Total	$2,418	$1,440	$1,834	$5,692	$112,585	$118,277	$—

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

At December 31, 2011 and 2010, the Company held $14,313 and $13,735 in agricultural production loans and $9,531 and $3,622, respectively in agricultural real estate loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farm land could significantly affect the repayment ability for many agricultural loan customers.

At December 31, 2011 and 2010, the Company held $25,192 and $26,702 in commercial real estate loans and $2,522 and $1,588 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

The following tables present impaired loans for the years ended December 31, 2011 and 2010:

	2011
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis
Loans without a specific allowance
Real estate loans:
One-to-four family	$1,109	$1,245	$—	$988	$47	$47
Home equity lines of credit and other 2nd mortgages	111	111	—	85	4	4
Multi-family	1,390	1,390	—	695	33	33
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	2,610	2,746	—	1,768	84	84

Commercial and industrial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	1	—	—

Total consumer loans	—	—	—	1	—	—

Total	$2,610	$2,746	$—	$1,769	$84	$84

Loans with a specific allowance
Real estate loans:
One-to-four family	$2,666	$2,716	$239	$1,503	$72	$72
Home equity lines of credit and other 2nd mortgages	157	157	120	95	5	5
Multi-family	917	977	259	459	22	22
Commercial	—	—	—	541	26	26
Farmland	—	—	—	—	—	—
Construction and land development	1,027	1,107	329	846	41	41

Total real estate loans	4,767	4,957	947	3,444	166	166

Commercial and industrial	50	50	21	75	4	4
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	9	9	2	67	3	3
Other	5	5	5	3	—	—

Total consumer loans	14	14	7	70	3	3

Total loans	4,831	5,021	28	3,589	173	173

Total	$7,441	$7,767	$975	$5,358	$257	$257

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

	2010
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific allowance
Real estate loans:
One-to-four family	$867	$905	$—
Home equity lines of credit and other 2nd mortgages	60	70	—
Multi-family	—	—	—
Commercial	—	—	—
Farmland	—	—	—
Construction and land development	—	—	—

Total real estate loans	927	975	—

Commercial and industrial	—	—	—
Agriculture	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—
Other	1	1	—

Total consumer loans	1	1	—

Total	$928	$976	$—

Loans with a specific allowance
Real estate loans:
One-to-four family	$339	$352	$60
Home equity lines of credit and other 2nd mortgages	34	34	15
Multi-family	—	—	—
Commercial	1,082	1,277	174
Farmland	—	—	—
Construction and land development	666	708	275

Total real estate loans	2,121	2,371	524

Commercial and industrial	99	99	21
Agriculture	—	—	—
Consumer loans:
Purchased indirect automobile	126	126	32
Other	—	—	—

Total consumer loans	126	126	32

Total loans	2,346	2,596	577

Total	$3,274	$3,572	$577

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDR”), where economic concessions have been granted to borrowers who have experienced financial difficulties, that were classified as impaired. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired at the time of restructuring and typically are returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of at least six to twelve months.

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

Given the current adverse economic environment and negative outlook in the residential real estate market, the Company includes in its methodology for the valuation of loans in its real estate portfolio a methodology that applies downward “qualitative” adjustments to the real estate appraised values for residential loans that are deemed impaired. We believe that these qualitative appraisal adjustments more accurately reflect real estate values in light of the sales experience and economic conditions that we have recently observed. As a result of the increased TDR’s in residential real estate, the specific and general allowance have been increased in this category since December 31, 2010.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, but on nonaccrual, as of December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Real estate loans:
One-to-four family	$1,890	$—
Home equity lines of credit and other 2nd mortgages	—	—
Multi-family	917	—
Commercial	—	686
Farmland	—	—
Construction and land development	1,027	666

Total real estate loans	3,834	1,352

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$3,834	$1,352

The troubled debt restructurings described above increased the allowance for loan losses by $417 and resulted in charge-offs of $343 during the year ended December 31, 2011. There was no material difference between pre-modification and post-modification balances.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The following table represents loans modified as troubled debt restructures during the year ended December 31, 2011:

	Year Ended
	December 31, 2011
	Number of	Recorded
(Dollars in thousands)	Modifications	Investment
Real estate loans:
One-to-four family	11	$2,278
Home equity lines of credit and other 2nd mortgages	—	—
Multi-family	1	923
Commercial	—	—
Farmland	—	—
Construction and land development	1	413

Total real estate loans	13	3,614

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	13	$3,614

During the year ended December 31, 2011, the Company modified eleven residential real estate loans, with a recorded investment of $2,278 prior to modification, which were deemed TDRs. Three of the modifications, totaling $1,485 were to lower the interest rate and extend the maturity date. This resulted in specific allowances of $119 based upon the fair value of the collateral and impairment losses of $70 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement. Seven of the modifications, totaling $632 involved maturity concessions, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific allowances of $5, based upon the fair value of the collateral. Finally, one of the modifications, totaling $161, involved an interest rate concession only and resulted in an impairment loss of $23 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement.

In addition, the Company modified one multi-family residential real estate loan and one commercial land development loan during the year, which had recorded investment of $923 and $413, respectively, prior to modification and were deemed TDRs. The Company lowered the interest rate and extended the maturity date on those loans, which resulted in specific allowances of $293 based upon the fair value of the collateral. The restructures also resulted in specific losses of $98 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreements.

Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.

During the year ended December 31, 2011, one residential real estate loan, totaling $686 that was considered a TDR during the past twelve months defaulted and was transferred to foreclosed assets with a charge-off of $152. Default occurs when a loan or lease is 90 days or more past due, transferred to nonaccrual or charged-off and is within 12 months of restructuring.

The following table presents the Company’s nonaccrual loans at December 31, 2011 and 2010. This table excludes performing troubled debt restructurings.

	2011	2010
Mortgages on real estate:
One-to-four family	$3,775	$1,206
Home equity lines of credit and other 2nd mortgages	268	94
Multi-family	917	—
Commercial	1,390	1,082
Construction and land development	1,027	666
Commercial and industrial	50	99
Purchased indirect automobile	—	16
Other consumer	5	1

Total	$7,432	$3,164

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2011	2010
Land	$403	$403
Buildings and improvements	6,133	6,105
Furniture and equipment	2,538	2,455

	9,074	8,963
Less accumulated depreciation	5,549	5,348

Net premises and equipment	$3,525	$3,615

Note 6: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $73,345 and $65,236 at December 31, 2011 and 2010, respectively. The Company has a credit enhancement obligation to individual loan losses, to the limit of $927 at December 31, 2011 and 2010, respectively. Management has determined that the allowance for loan losses is adequate to cover possible future losses from its credit enhancement obligation.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Fair value, beginning of year	$425	$398
Additions
Servicing rights that result from asset transfers	59	133
Less loans refinanced	(89)	(103)
Changes in fair value, due to changes in valuation inputs or assumptions	(85)	(3)

Fair value, end of year	$310	$425

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

Note 7: Interest-bearing Deposits

Interest-bearing deposits in denominations of $100 or more were $45,183 and $41,248 on December 31, 2011 and 2010, respectively.

The following table represents deposit interest expense by deposit type:

	December 31,
	2011	2010
Savings	$38	$51
NOW and Money Market	89	172
Certificates of deposit	1,626	2,033
Brokered certificates of deposit	75	117

Total deposit interest expense	$1,828	$2,373

At December 31, 2011, the scheduled maturities of certificates of deposit are as follows:

2012	$38,974
2013	14,039
2014	13,898
2015	13,929
2016	—

$80,840

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Note 8: Federal Home Loan Bank Advances

The Federal Home Loan Bank (“FHLB”) advances and lines of credit consisted of the following components:

	December 31,
	2011	2010
Open line of credit, 0.30% and 0.50% at December 31, 2011 and 2010, respectively	$—	$—
Advances	12,402	13,653

Total	$12,402	$13,653

The Federal Home Loan Bank advances and line of credit are secured by loans totaling $72,426 and $55,395 at December 31, 2011 and 2010, respectively. Advances at December 31, 2011 at interest rates from 0.08% to 5.35%, are subject to restrictions or penalties in the event of prepayment.

Annual maturities of the advances at December 31, 2011, are:

2012	$3,227
2013	3,386
2014	2,457
2015	1,333
2016	1,999
Thereafter	—

$12,402

Note 9: Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal and state of Illinois jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal and Illinois income tax examinations by tax authorities for years before 2008. During the years ended December 31, 2011 and 2010, the Company did not recognize expense for interest or penalties.

The benefit for income taxes includes these components:

	December 31,
	2011	2010
Taxes currently payable	$227	$—
Deferred income taxes	(538)	(13)

Income tax benefit	$(311)	$(13)

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax benefit is shown below:

	December 31,
	2011	2010
Computed at the statutory rate (34%)	$(104)	$46
Decrease resulting from
Tax exempt interest	(3)	(8)
Nondeductible expenses	1	1
Changes in deferred tax valuation allowance	(159)	6
Cash surrender value of life insurance	(46)	(50)
Other	—	(8)

Actual tax benefit	$(311)	$(13)

Tax benefit as a percentage of pre-tax income or loss	(101.3)%	(9.6)%

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	December 31,
	2011	2010
Deferred tax assets
Allowance for loan losses	$961	$722
Accrued employee benefits	762	739
Net operating loss	358	379
Capital loss carryforward on realized losses	130	130
Unrealized losses on available-for-sale securities	—	3
Loss on other than temporary impairment of equity securities not sold	414	410
Write-down on foreclosed assets for sale	39	—
Other	146	84

	2,810	2,467

Deferred tax liabilities
Depreciation	(139)	(125)
FHLB stock dividends	(415)	(415)
Unrealized gains on available-for-sale securities	(11)	—
Mortgage servicing rights	(105)	(145)
Other	—	(7)

	(670)	(692)

Net deferred tax asset before valuation allowance	2,140	1,775

Valuation allowance
Beginning balance	496	490
Increase (decrease) during the period	(159)	6

Ending balance	337	496

Net deferred tax asset	$1,803	$1,279

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

At December 31, 2011 and 2010, the Company’s deferred tax asset relating to realized losses and losses on other-than-temporary impairment of equity securities resulted in capital losses. Management has established a valuation allowance for a portion of that deferred tax asset for which realization of the asset does not meet the “more likely than not” criteria. The carryback period on these losses is three years and the carryforward period is five years from the date of sale.

At December 31, 2011 and 2010, the Company had federal net operating loss carryforwards totaling approximately $1,053 and $1,114, respectively, which expire in varying amounts between 2024 and 2029.

At December 31, 2011 and 2010, the Company had Illinois net operating loss carryforwards totaling approximately $3,390, which will expire in varying amounts between 2015 and 2021. Management has not recorded a deferred tax asset for the state net operating loss carryforwards.

The decrease in the valuation allowance in 2011 is due to the reversal of the previous valuation allowance related to the capital losses. Management believes they have capital gains to enable a portion of the capital losses to be utilized prior to expiration.

Retained earnings at December 31, 2011 and 2010, include approximately $2,216 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if the allocations were expected to reverse into taxable income in the foreseeable future was approximately $753 at December 31, 2011 and 2010.

Note 10: Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	December 31,
	2011	2010
Net unrealized gains (losses) on available-for-sale securities	$29	$(132)
Less reclassification adjustment for realized losses included in income	—	(1)
Less reclassification adjustment for realized loss on other than temporary impairment of equity securities	(12)	(27)

Other comprehensive income (loss), before tax effect	41	(104)
Tax expense (benefit)	14	(35)

Other comprehensive income (loss)	$27	$(69)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2011	2010
Net unrealized gain (loss) on available-for-sale securities	$34	$(7)
Tax effect	(11)	3

Net-of-tax amount	$23	$(4)

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Note 11: Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Then Bank’s actual capital amounts and ratios are also presented in this table:

	Actual		Minimum Capital Requirements		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total capital (to risk-weighted assets)	$18,133	14.0%	$10,330	8.0%	$12,913	10.0%

Tier I capital (to risk-weighted assets)	16,503	12.8%	5,165	4.0%	7,748	6.0%

Tier I capital (to average assets)	16,503	9.9%	6,732	4.0%	8,415	5.0%

As of December 31, 2010
Total capital (to risk-weighted assets)	$18,285	15.8%	$9,262	8.0%	$11,578	10.0%

Tier I capital (to risk-weighted assets)	16,828	14.5%	4,631	4.0%	6,947	6.0%

Tier I capital (to average assets)	16,828	10.2%	6,613	4.0%	8,266	5.0%

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The following is a reconciliation of the Bank equity amount included in the consolidated balance sheets to the amounts reflected above for regulatory capital purposes:

	December 31,
	2011	2010

Bank equity	$17,957	$17,762
Less net unrealized gains (losses)	23	(7)
Less disallowed servicing amounts	31	43
Less disallowed deferred tax assets	1,400	898

Tier 1 capital	16,503	16,828

Add allowance for loan losses subject to limit	1,625	1,452
Add unrealized gains on available-for-sale equity securities	5	5

Total risk-based capital	$18,133	$18,285

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

Note 13: Related Party Transactions

At December 31, 2011 and 2010, the Company had loans outstanding to executive officers, directors and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	December 31,
	2011	2010
Balance beginning of year	$1,309	$1,236
New loans	140	285
Repayments	(271)	(212)

Balance, end of year	$1,178	$1,309

Deposits from related parties held by the Company at December 31, 2011 and 2010 totaled $1,491 and $1,880, respectively.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Note 14: Employee Benefit Plans

The Company participates in a multi-employer defined benefit retirement plan (Pentegra DB Plan) covering all employees under 65 years of age. Although employees will receive defined benefits under the multi-employer plan, the multi-employer plan does not provide for the accrual of defined pension benefits for the future services of the present employees. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under the Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

1.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

2.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

3.	If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Effective January 1, 2008, the Board approved to close the plan to new employees. In 2010, the Company elected to freeze its defined benefit retirement plan. Effective July 1, 2010, all benefit accruals under the Plan ceased.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $203,582 and $133,930 for the plan years ending June 30, 2010 and June 30, 2009, respectively. Company contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The Company’s participation in this plan for the annual period ended December 31, 2011, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2011 and 2010 is for the plan’s year-end at December 31, 2011 and December 31, 2010, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.

Pension	EIN/Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions of Company		Surcharge
Fund	Plan Number	2011	2010	Implemented	2011	2010	Imposed
Pentegra DB	13-5645888-333	Green	Green	None	$94	$108	No

The Company has a retirement savings 401(k) profit sharing plan covering substantially all employees. The Company matches 50% of the employee’s contribution on the first 6% of the employee’s compensation. Employer contributions charged to expense for 2011 and 2010 were $23 and $37, respectively.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The Company has a liability of $1,154 and $1,102 as of December 31, 2011 and 2010, respectively, for deferred compensation agreements with current and former directors of the Company. The agreements provide for 120 monthly payments upon retirement of the directors. The charge to expense for the agreements was $101 for 2011 and $117 for 2010. Such charges reflect the deferred director fees plus the interest accrued at the rate of 5.94% – 8.50% on the contributions to the deferred compensation accounts.

The Company has a supplemental employee retirement plan with certain active officers of the Company. The plan provides for benefits to be paid upon retirement of the officers. The charge to the expense for the plan was $184 and $175 in 2011 and 2010, respectively. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 5.94% to 8.50% discount factor. The liability for the plan was $1,088 and $1,069 at December 31, 2011 and 2010, respectively.

The Company has adopted a lending policy which provides eligible employees, officers, and directors of the Company the opportunity to obtain one mortgage loan (primary residence only) at an interest rate below what is offered to customers in the normal course of business. The interest rate is based upon 1% below the Fannie Mae rate on the date of entering the program or the date the loan is scheduled to re-price. Employees who have been employed full-time for 3 months or have accumulated 1000 hours of employment are eligible to participate in the plan. The outstanding balance of such loans totaled approximately $2,187 and $2,096 at December 31, 2011 and 2010, respectively. Approximately $846 and $857, respectively, were loans to executive officers and directors. Effective April 2008, directors were no longer eligible to obtain new loans through this program.

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

Participants receive the shares at the end of employment. Because the Company’s stock is not traded on an established market, as of December 31, 2011, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The Company is accounting for its ESOP in accordance with ASC Topic 718, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per shares computations. Dividends, if any, on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended December 31, 2011 and 2010 was $45 and $28, respectively.

A summary of the ESOP shares at December 31, 2011 and 2010 is as follows:

	2011	2010
Allocated shares	4,185	—
Shares released for allocation	4,185	4,185
Unearned shares	54,405	58,590

Total ESOP shares	62,775	62,775

Fair value of unearned shares at December 31	$490	$421

The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At December 31, 2011, the fair value of the 8,370 allocated shares held by the ESOP is $80. The fair value of all shares subject to the repurchase obligation is $80.

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

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock. Of the 73,761 stock options granted, 63,167 were qualified stock options and 10,594 were nonqualified. Stock options and restricted stock vest over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At December 31, 2011, there were 4,708 shares available for future grants under this plan.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The following table summarizes stock option activity for the year ended December 31, 2011 (dollars in thousands):

	Options	Weighted- Average Exercise Price/Share		Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	—		$—
Granted	73,761		8.10
Exercised	—		—
Forfeited	—		—

Outstanding, December 31, 2011	73,761		$8.10	9.48	$—	(1)

Exercisable, December 31, 2011	—	$	N/A	N/A	$—

(1)	Based on closing price of $7.25 per share on December 31, 2011.

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

There were no options that vested during the year ended December 31, 2011. Stock-based compensation expense for stock options for the year ended December 31, 2011 was $30. Total unrecognized compensation cost related to nonvested stock options was $273 at December 31, 2011 and is expected to be recognized over a weighted-average period of 4.48 years.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The following table summarizes restricted stock activity for the year ended December 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Balance, beginning of year	—	$—
Granted	31,387	8.10
Forfeited	—	—
Earned and issued	—	—

Balance, end of period	31,387	$8.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2011 was $8.10 per share or $254. Stock-based compensation expense for restricted stock for the year ended December 31, 2011 was $24. Unrecognized compensation expense for nonvested restricted stock awards was $230 and is expected to be recognized over a weighted average period of 4.48 years.

Total compensation expense for both plans for the year ended December 31, 2011 was $54.

Note 16: Earnings Per Share

Basic earnings per common share for 2010 is presented for the period beginning April 8, 2010, the date of conversion, to December 31, 2010. The factors used in the earnings per common share computation follow:

	April 8, 2010 to December 31, 2010	December 31, 2011
Net income	$148	$4

Basic weighted average shares outstanding	784,689	787,836
Less: Average unallocated ESOP shares	(60,867)	(56,323)

Basic average shares outstanding	723,822	731,513
Diluted effect of stock options	—	—
Diluted effect of restricted stock awards	—	1,399

Diluted average shares outstanding	723,822	732,912
Basic earnings per share	$.20	$.01

Diluted earnings per share	$.20	$.01

Options to purchase 73,761 shares were outstanding at December 31, 2011, but were not included in the computation of diluted earnings per share as the options were considered antidilutive for the year ended December 31, 2011. There were no common shares outstanding prior to April 8, 2010.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Note 17: Disclosures About Fair Value of Assets and Liabilities

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Available-for-sale securities:
US Government and federal agency	$3,214	$—	$3,214	$—
Mortgage-backed securities – GSE residential	906	—	906	—
Equity securities	461	11	450	—

Mortgage servicing rights	310	—	—	310

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Available-for-sale securities:
US Government and federal agency	$3,562	$—	$3,562	$—
Mortgage-backed securities – GSE residential	560	—	560	—
State and political subdivisions	372	—	—	372
Equity securities	471	23	448	—

Mortgage servicing rights	425	—	—	425

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Available-for- sale Securities	Mortgage Servicing Rights
Balance, January 1, 2011	$372	$425

Total realized and unrealized gains and losses
Included in net income	—	(85)
Servicing rights that result from asset transfers	—	59
Loans refinanced	—	(89)
Maturity of securities	(372)	—

Balance, December 31, 2011	$—	$310

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

	Available-for- sale Securities	Mortgage Servicing Rights
Balance, January 1, 2010	$403	$398

Total realized and unrealized gains and losses
Included in net income	—	(3)
Servicing rights that result from asset transfers	—	133
Loans refinanced	—	(103)
Maturity of securities	(31)	—

Balance, December 31, 2010	$372	$425

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Fair value adjustments on impaired loans were $(570) at December 31, 2011 compared to $(38) at December 31, 2010.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Foreclosed Assets

Foreclosed assets consist primarily of real estate owned. Real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the real estate owned or foreclosed asset could differ from the original estimate and are classified within Level 3 of the fair value hierarchy. Fair value adjustments on foreclosed assets were $(107) at December 31, 2011.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Impaired loans (collateral dependent)	$3,706	$—	$—	$3,706
Foreclosed assets	932	—	—	932

December 31, 2010:

Impaired loans (collateral dependent)	$1,953	$—	$—	$1,953

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The following table presents estimated fair values of the Company’s financial instruments December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying Amount	Carrying Amount	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$22,227	$22,227	$17,963	$17,963
Interest-bearing deposits	6,235	6,235	10,825	10,825
Available-for-sale securities	4,581	4,581	4,965	4,965
Held-to-maturity securities	1,702	1,837	2,548	2,745
Loans, net of allowance for loan losses	115,698	117,598	113,153	114,607
Federal Home Loan Bank stock	6,549	6,549	6,549	6,549
Mortgage servicing rights	310	310	425	425
Interest receivable	691	691	901	901

Financial liabilities
Deposits	135,069	135,870	132,622	132,037
Federal Home Loan Bank advances	12,402	12,885	13,653	14,130
Advances from borrowers for taxes and insurance	388	388	402	402
Interest payable	37	37	53	53

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

Note 18: Significant Estimates and Concentrations

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

Deferred Income Taxes

The Company has maintained net deferred tax assets for deductible temporary differences. The Company evaluated the recoverability of the deferred tax asset and established a valuation allowance of $337 for

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

certain capital loss carryforwards that are not expected to be fully recognized. Management believes that it is more likely than not that the remainder of the deferred tax assets will be fully realized. The Company has determined that no further valuation allowance is required for any other deferred tax assets as of December 31, 2011, although there is no guarantee that those assets will be recognizable in future periods.

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

At December 31, 2011 and 2010, the Company held $14,313 and $13,735 in agricultural production loans and $9,531 and $3,622, respectively in agricultural real estate loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farm land could significantly affect the repayment ability for many agricultural loan customers.

At December 31, 2011 and 2010, the Company held $25,192 and $26,702 in commercial real estate loans and $2,522 and $1,588 in loans collateralized by commercial and development real estate in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

The accompanying financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Furthermore, the Company’s regulators could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Company’s measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective action.

Note 19: Commitments and Credit Risk

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

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

At December 31, 2011 and 2010, the Company had outstanding commitments to originate loans aggregating approximately $50 and $6,247, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $647 and $1,754 at December 31, 2011 and 2010, respectively, with the remainder at floating market rates. The range of fixed rates was 3.375% to 5.75% as of December 31, 2011 and 3.75% to 6.50% as of December 31, 2010.

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

The Company had total outstanding standby letters of credit amounting to $6 and $125 at December 31, 2011 and 2010, respectively. The term of the standby letters of credit outstanding at December 31, 2010 expire in 2011. At December 31, 2011 and 2010, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

At December 31, 2011, the Company had granted unused lines of credit to borrowers aggregating approximately $6,016 and $5,587 from commercial lines and open-end consumer lines, respectively. At December 31, 2010, the Company had granted unused lines of credit to borrowers aggregating approximately $4,534 and $6,728 for commercial lines and open-end consumer lines, respectively.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Other Credit Risk

The Company had a concentration of funds on deposit with the Federal Home Loan Bank totaling $2,805 and $3,184 at December 31, 2011 and 2010, respectively.

The Company had a concentration of funds in securities purchased under agreements to resell with Coastal Securities totaling $9,908 and $6,096 at December 31, 2011 and 2010, respectively. The remainder of the agreements totaling $8,574 and $7,800 as of December 31, 2011 and 2010, respectively, were with HEC Opportunity Fund LLC and BCM High Income Fund, LP.

Note 20: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2011	2010
Assets
Cash and due from banks	$79	$183
Investment in common stock of subsidiary	17,957	17,762
ESOP loan	556	590
Other assets	70	68

Total assets	$18,662	$18,603

Liabilities
Other liabilities	$—	$17

Total liabilities	—	17
Stockholders’ Equity	18,662	18,586

Total liabilities and stockholders’ equity	$18,662	$18,603

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Condensed Statements of Income

	Years Ending December 31,
	2011	2010
Income
Interest on ESOP loan	$19	$15
Losses on other-than-temporary impairment of equity securities	(8)	(4)

Total income	11	11
Expense
Noninterest expense	187	151

Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(176)	(140)
Benefit for Income Taxes	(60)	(55)

Loss Before Equity in Undistributed Loss of Subsidiary	(116)	(85)
Equity in Undistributed Income of Subsidiary	120	234

Net Income	$4	$149

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Condensed Statements of Cash Flows

	Years Ending December 31,
	2011	2010
Cash flows from operating activities
Net income	$4	$149
Adjustments
Loss on other-than-temporary impairment of equity securities	8	4
Equity in undistributed subsidiary income	(120)	(234)
Change in other assets	(13)	501
Change in other liabilities	(17)	(531)

Net cash used in operating activities	(138)	(111)

Cash flows from investing activities
Loan for ESOP	—	(628)
Payments on ESOP loan	34	38
Contribution to subsidiary capital	—	(6,000)

Net cash provided by (used in) investing activities	34	(6,590)

Cash flows from financing activities
Proceeds from issuance of common stock, net of costs	—	6,817

Net cash provided by financing activities	—	6,817

Net Change in Cash and Cash Equivalents	(104)	116
Cash and Cash Equivalents at Beginning of Year	183	67

Cash and Cash Equivalents at End of Year	$79	$183

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Note 21: Regulatory Matters

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