Form 10-Q
period 2012-03-31
Harvard Illinois Bancorp, Inc.
filed 2012-05-04
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, 816,076 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD ILLINOIS BANCORP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$943	$941
Interest-bearing demand deposits in banks	3,343	2,804
Securities purchased under agreements to resell	17,249	18,482

Cash and cash equivalents	21,535	22,227

Interest-bearing deposits with other financial institutions	8,022	6,235
Available-for-sale securities	3,807	4,581
Held-to-maturity securities, at amortized cost (estimated fair value of $1,648 and $1,837 at March 31, 2012 and December 31, 2011, respectively)	1,537	1,702
Loans, net of allowance for loan losses $2,675 and $2,575 at March 31, 2012 and December 31, 2011, respectively	120,091	115,698
Premises and equipment, net	3,488	3,525
Federal Home Loan Bank stock, at cost	3,532	6,549
Foreclosed assets held for sale	1,032	1,186
Accrued interest receivable	434	691
Deferred income taxes	1,921	1,803
Bank-owned life insurance	4,264	4,232
Mortgage servicing rights	365	310
Other	378	478

Total assets	$170,406	$169,217

Liabilities and Equity
Liabilities
Deposits
Demand	$5,935	$5,239
Savings, NOW and money market	51,719	48,990
Certificates of deposit	77,355	79,341
Brokered certificates of deposit	1,499	1,499

Total deposits	136,508	135,069

Federal Home Loan Bank advances	11,330	12,402
Advances from borrowers for taxes and insurance	622	388
Deferred compensation	2,261	2,242
Accrued interest payable	38	37
Other	816	417

Total liabilities	151,575	150,555

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 816,076 shares issued and outstanding at March 31, 2012 and December 31, 2011	8	8
Additional paid-in capital	6,892	6,852
Unearned ESOP shares, at cost	(534)	(544)
Amount reclassified on ESOP shares	(118)	(80)
Retained earnings	12,554	12,403
Accumulated other comprehensive income, net of tax	29	23

Total stockholders’ equity	18,831	18,662

Total liabilities and stockholders’ equity	$170,406	$169,217

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2012	2011
Interest and Dividend Income
Interest and fees on loans	$1,723	$1,697
Securities
Taxable	45	32
Tax-exempt	—	5
Securities purchased under agreements to resell	42	40
Other	25	37

Total interest and dividend income	1,835	1,811

Interest Expense
Deposits	381	498
Federal Home Loan Bank advances	89	119

Total interest expense	470	617

Net Interest Income	1,365	1,194

Provision for Loan Losses	173	169

Net Interest Income After Provision for Loan Losses	1,192	1,025

Noninterest Income
Customer service fees	69	63
Brokerage commission income	9	7
Net realized gains on loan sales	116	83
Losses on other than temporary impairment of equity securities	(1)	—
Loan servicing fees	53	47
Bank-owned life insurance income, net	32	34
Other	3	4

Total noninterest income	281	238

Noninterest Expense
Compensation and benefits	676	606
Occupancy	123	139
Data processing	101	124
Professional fees	136	58
Marketing	14	17
Office supplies	13	17
Federal deposit insurance	37	51
Indirect automobile loan servicing fee	25	22
Foreclosed assets, net	119	86
Other	95	78

Total noninterest expense	1,339	1,198

Income Before Income Taxes	134	65

Provision (Benefit) for Income Taxes	(17)	9

Net Income	$151	$56

Earnings Per Share
Basic (Note 4)	$0.21	$0.08
Diluted	0.20	0.08

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2012	2011
Net Income	$151	$56

Other Comprehensive Income
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $4 and $(1), for 2012 and 2011, respectively	7	(4)
Less: reclassification adjustment for loss on other-than-temporary impairment of equity securities included in net income, net of taxes of $0 and $0, for 2012 and 2011, respectively	(1)	—

Comprehensive Income	$157	$52

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Amount Reclassified On ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
For the Three Months Ended March 31, 2012 (unaudited)
Balance, January 1, 2012	$8	$6,852	$(544)	$(80)	$12,403	$23	$18,662
Net income	—	—	—	—	151	—	151
Other comprehensive income	—	—	—	—	—	6	6
ESOP shares earned, 1,046 shares	—	—	10	—	—	—	10
Stock-based compensation expense	—	40	—	—	—	—	40
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(38)	—	—	(38)

Balance, March 31, 2012	$8	$6,892	$(534)	$(118)	$12,554	$29	$18,831

For the Three Months Ended March 31, 2011 (unaudited)
Balance, January 1, 2011	$8	$6,799	$(590)	$(26)	$12,399	$(4)	$18,586
Net income	—	—	—	—	56	—	56
Other comprehensive loss	—	—	—	—	—	(4)	(4)
ESOP shares earned, 1,046 shares	—	(2)	14	—	—	—	12
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(26)	—	—	(26)

Balance, March 31, 2011	$8	$6,797	$(576)	$(52)	$12,455	$(8)	$18,624

See accompanying notes to consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$151	$56
Items not requiring (providing) cash
Depreciation	50	51
Provision for loan losses	173	169
Amortization (accretion) of premiums and discounts on securities	(7)	18
Deferred income taxes	(122)	(28)
Net realized gains on loan sales	(116)	(83)
Loss on other than temporary impairment of equity securities	1	—
Losses and write down on foreclosed assets held for sale	120	60
Bank-owned life insurance income, net	(32)	(34)
Originations of loans held for sale	(4,762)	(1,674)
Proceeds from sales of loans held for sale	4,823	1,692
ESOP compensation expense	10	12
Stock-based compensation expense	40	—
Changes in
Accrued interest receivable	257	381
Other assets	100	90
Accrued interest payable	1	(4)
Deferred compensation	19	18
Other liabilities	361	92

Net cash provided by operating activities	1,067	816

Investing Activities
Net (increase) decrease in interest-bearing deposits	(1,787)	1,034
Purchases of available-for-sale securities	(2)	(1)
Proceeds from maturities and pay-downs of available-for-sale securities	777	593
Proceeds from maturities and pay-downs of held-to-maturity securities	180	301
Net change in loans	(4,584)	606
Purchase of premises and equipment	(13)	(11)
Proceeds from redemption of Federal Home Loan Bank stock	3,017	—
Proceeds from sale of foreclosed assets	52	44

Net cash provided by (used in) investing activities	(2,360)	2,566

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	3,425	(13)
Net decrease in certificates of deposit, including brokered certificates	(1,986)	(622)
Net increase in advances from borrowers for taxes and insurance	234	198
Proceeds from Federal Home Loan Bank advances	2,000	500
Repayments of Federal Home Loan Bank advances	(3,072)	(994)

Net cash provided by (used in) financing activities	601	(931)

Net Increase (Decrease) in Cash and Cash Equivalents	(692)	2,451
Cash and Cash Equivalents, Beginning of Period	22,227	17,963

Cash and Cash Equivalents, End of Period	$21,535	$20,414

Supplemental Cash Flows Information
Interest paid	$469	$621
Income taxes paid	25	34
Foreclosed assets acquired in settlement of loans	14	736

See accompanying notes to unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Dollar amounts in thousands)

Note 1:    Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Harvard Illinois Bancorp, Inc. (Company) and its wholly-owned subsidiary, Harvard Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2012 and December 31, 2011, and the results of its operations for the three month periods ended March 31, 2012 and 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 included as part of Harvard Illinois Bancorp, Inc.’s Form 10-K (File No. 000-53935) (2011 Form 10-K) filed with the Securities and Exchange Commission on March 27, 2012.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2011 Form 10–K.

Note 2:    New Accounting Pronouncements

Recent and Future Accounting Requirements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company is assessing the impact of ASU 2011-11 on its disclosures.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, FASB issued ASU No. 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 was effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The effect of applying this standard is reflected in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 was effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early application by public entities was not permitted. The effect of applying this standard is reflected in Note 11 — Fair Value Measurements.

Note 3:    Stock-based Compensation

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

Participants receive the shares at the end of employment. Because the Company’s stock is not traded on an established market, as of March 31, 2012, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

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

A summary of ESOP shares is as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Allocated shares	8,370	4,185
Shares released for allocation	1,046	4,185
Unearned shares	53,359	54,405

Total ESOP shares	62,775	62,775

Fair value of unearned ESOP shares	$481	$490

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

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock. Of the 73,761 stock options granted, 63,167 were qualified stock options and 10,594 were nonqualified. Stock options and restricted stock vest ratably over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At March 31, 2012, there were 4,708 shares available for future option grants under this plan.

The following table summarizes stock option activity for the three months ended March 31, 2012 (dollars in thousands):

	Options	Weighted- Average Exercise Price/Share		Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	73,761		$8.10
Granted	—		—
Exercised	—		—
Forfeited	—		—

Outstanding, March 31, 2012	73,761		$8.10	9.23	$4.45	(1)

Exercisable, March 31, 2012	—	$	N/A	N/A	$—

(1)	Based on closing price of $12.55 per share on March 31, 2012.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

The weighted-average grant-date fair value of options granted during 2011 was $4.11.

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

The weighted-average assumptions used in the Black-Scholes option pricing model for the year indicated was as follows:

2011
Risk-free interest rate	2.50%
Expected dividend yield	0.00%
Expected stock volatility	46.00%
Expected life (years)	7.00
Fair value (not in thousands)	$4.11

There were no options that vested during the three months ended March 31, 2012. Stock-based compensation expense for stock options for the three months ended March 31, 2012 and 2011 was $15 and $0, respectively. Total unrecognized compensation cost related to nonvested stock options was $258 at March 31, 2012 and is expected to be recognized over a weighted-average period of 4.23 years.

The following table summarizes non-vested restricted stock activity for the three months ended March 31, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2012	31,387	$8.10
Granted	—	—
Forfeited	—	—
Earned and issued	(1,569)	8.10

Balance, March 31, 2012	29,818	$8.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense for restricted stock for the three months ended March 31, 2012 and 2011 was $25 and $0, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $205 at March 31, 2012 and is expected to be recognized over a weighted average period of 4.23 years.

Note 4:    Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month periods ended March 31, 2012 and 2011. The factors used in the earnings per common share computation follow:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net income	$151	$56

Basic weighted average shares outstanding	789,401	784,689
Less: Average unallocated ESOP shares	(53,707)	(57,892)

Basic average shares outstanding	735,694	726,797
Diluted effect of stock options	—	—
Diluted effect of restricted stock awards	2,703	—

Diluted average shares outstanding	$738,397	$726,797

Basic earnings per share	$.21	$.08

Diluted earnings per share	$.20	$.08

Options to purchase 73,761 shares at a weighted-average exercise price of $8.10 were outstanding at March 31, 2012, but were not included in the computation of diluted earnings per share as the options were considered antidilutive for the period ended March 31, 2012.

Note 5:    Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $17,249 and $18,482 at March 31, 2012 and December 31, 2011, respectively, and represent short-term SBA and USDA loans. The securities underlying the agreements are book-entry securities. All securities are delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. These agreements mature by notice by the Company or 30 days by the custodian. The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

At March 31, 2012 and December 31, 2011, agreements to resell securities purchased were outstanding with the following entities (in thousands):

	March 31, 2012	December 31, 2011
BCM High Income Fund, LP	$6,919	$8,121
HEC Opportunity Fund, LLC	453	453
Coastal Securities	9,877	9,908

Total	$17,249	$18,482

Note 6:    Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
March 31, 2012:
U.S. government agencies	$2,456	$1	$—	$2,457
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	856	22	—	878
Equity securities	451	21	—	472

	$3,763	$44	$—	$3,807

December 31, 2011:
U.S. Government and federal agency	$3,212	$2	$—	$3,214
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	884	22	—	906
Equity securities	451	10	—	461

	$4,547	$34	$—	$4,581

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
March 31, 2012:
U.S. government agencies	$500	$34	$—	$534
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	22	—	—	22
Private-label residential	1,015	77	—	1,092

	$1,537	$111	$—	$1,648

December 31, 2011:
U.S. Government agencies	$500	$39	$—	$539
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	24	—	—	24
Private-label residential	1,178	96	—	1,274

	$1,702	$135	$—	$1,837

The Company held no securities at March 31, 2012 or December 31, 2011 with a book value that exceeded 10% of total equity, with the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions. Other than temporary impairments recorded for the three month periods ended March 31, 2012 and 2011 totaled $1 and $0, respectively.

As of March 31, 2012 and December 31, 2011, the Company held investments in Shay Asset Management mutual funds with a fair value of $444 and $442, respectively. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011, the Company held investments in FNMA and FHLMC common stock with a fair value of $11 and $8, respectively. The investments in FNMA and FHLMC common stock are valued using available market prices. Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011, the Company held investments in other equity securities with a fair value of $17 and $11, respectively. The Company recorded other-than-temporary impairments on other equity securities of $1 and $0 for the three month periods ended March 31, 2012 and 2011, respectively. Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of March 31, 2012 and December 31, 2011.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $2,305 and $2,032 as of March 31, 2012 and December 31, 2011, respectively.

There were no sales of available-for-sale securities for the three months ended March 31, 2012 and 2011.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2012, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$706	$707	$—	$—
One to five years	1,250	1,250	500	534
Five to ten years	500	500	—	—
After ten years	—	—	—	—

	2,456	2,457	500	534
Mortgage-backed securities	856	878	1,037	1,114
Equity securities	451	472	—	—

Totals	$3,763	$3,807	$1,537	$1,648

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at March 31, 2012 was $0, which is approximately 0% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are not other-than-temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

Note 7:    Loans

Classes of loans include:

	March 31, 2012	December 31, 2011
Mortgage loans on real estate
One-to-four family	$44,045	$44,339
Home equity lines of credit and other 2nd mortgages	9,797	10,284
Multi-family residential	2,074	1,480
Commercial	24,571	25,192
Farmland	9,419	9,531
Construction and land development	2,245	2,522

Total mortgage loans on real estate	92,151	93,348
Commercial and industrial	4,576	4,241
Agricultural	17,990	14,313
Purchased indirect automobile, net of dealer reserve	7,911	6,223
Other consumer	142	152

	122,770	118,277
Less
Loans in process	7	6
Net deferred loan fees and costs	(3)	(2)
Allowance for loan losses	2,675	2,575

Net loans	$120,091	$115,698

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

The application process includes a submission of plans, specifications, and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). Construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Outside independent licensed appraisers or title company representatives under a construction loan escrow agreement inspect the progress of the construction of the dwelling before disbursements are made.

The Company occasionally makes loans to builders and developers “on speculation” to finance the construction of residential property where no buyer for the property has been identified. At March 31, 2012, there were no construction loans secured by a one-to-four family residential property built on speculation.

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2012 and 2011, and the year ended December 31, 2011:

	Three Months Ended March 31, 2012 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development
Allowance for loan losses:
Balance, beginning of period	$549	$248	$287	$533	$143	$374
Provision charged to expense	63	(53)	24	70	(2)	(15)
Losses charged off	(10)	(2)	—	—	—	(55)
Recoveries	—	—	—	—	—	—

Balance, end of period	$602	$193	$311	$603	$141	$304

Ending balance: individually evaluated for impairment	$261	$70	$253	$67	$—	$266

Ending balance: collectively evaluated for impairment	$341	$123	$58	$536	$141	$38

Loans:
Ending balance	$44,045	$9,797	$2,074	$24,571	$9,419	$2,245

Ending balance: individually evaluated for impairment	$3,591	$187	$911	$1,390	$—	$972

Ending balance: collectively evaluated for impairment	$40,454	$9,610	$1,163	$23,181	$9,419	$1,273

	Three Months Ended March 31, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$125	$215	$95	$6	$—	$2,575
Provision charged to expense	2	55	34	(5)	—	173
Losses charged off	—	—	(7)	—	—	(74)
Recoveries	—	—	1	—	—	1

Balance, end of period	$127	$270	$123	$1	$—	$2,675

Ending balance: individually evaluated for impairment	$20	$—	$4	$—	$—	$941

Ending balance: collectively evaluated for impairment	$107	$270	$119	$1	$—	$1,734

Loans:
Ending balance	$4,576	$17,990	$7,911	$142	$—	$122,770

Ending balance: individually evaluated for impairment	$90	$—	$11	$—	$—	$7,152

Ending balance: collectively evaluated for impairment	$4,486	$17,990	$7,900	$142	$—	$115,618

	Three Months Ended March 31, 2011 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development
Allowance for loan losses:
Balance, beginning of period	$352	$150	$34	$629	$5	$291
Provision charged to expense	177	2	1	(12)	—	2
Losses charged off	(87)	(5)	—	(10)	—	—
Recoveries	2	—	—	—	—	—

Balance, end of period	$444	$147	$35	$607	$5	$293

Ending balance: individually evaluated for impairment	$104	$16	$—	$155	$—	$265

Ending balance: collectively evaluated for impairment	$340	$131	$35	$452	$5	$28

Loans:
Ending balance	$44,739	$11,148	$1,586	$25,869	$3,835	$2,428

Ending balance: individually evaluated for impairment	$1,869	$150	$—	$686	$—	$665

Ending balance: collectively evaluated for impairment	$42,870	$10,998	$1,586	$25,183	$3,835	$1,763

	Three Months Ended March 31, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$97	$206	$105	$4	$—	$1,873
Provision charged to expense	(1)	6	(4)	(2)	—	169
Losses charged off	—	—	(31)	—	—	(133)
Recoveries	—	—	2	—	—	4

Balance, end of period	$96	$212	$72	$2	$—	$1,913

Ending balance: individually evaluated for impairment	$20	$—	$13	$—	$—	$573

Ending balance: collectively evaluated for impairment	$76	$212	$59	$2	$—	$1,340

Loans:
Ending balance	$4,640	$14,131	$4,688	$267	$—	$113,331

Ending balance: individually evaluated for impairment	$103	$—	$50	$1	$—	$3,524

Ending balance: collectively evaluated for impairment	$4,537	$14,131	$4,638	$266	$—	$109,807

	Year Ended December 31, 2011 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development
Allowance for loan losses:
Balance, beginning of year	$352	$150	$34	$629	$5	$291
Provision charged to expense	453	103	313	28	138	121
Losses charged off	(302)	(5)	(60)	(162)	—	(50)
Recoveries	46	—	—	38	—	12

Balance, end of year	$549	$248	$287	$533	$143	$374

Ending balance: individually evaluated for impairment	$239	$120	$259	$—	$—	$329

Ending balance: collectively evaluated for impairment	$310	$128	$28	$533	$143	$45

Loans:
Ending balance	$44,339	$10,284	$1,480	$25,192	$9,531	$2,522

Ending balance: individually evaluated for impairment	$3,775	$268	$917	$1,390	$—	$1,027

Ending balance: collectively evaluated for impairment	$40,564	$10,016	$563	$23,802	$9,531	$1,495

	Year Ended December 31, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$97	$206	$105	$4	$—	$1,873
Provision charged to expense	28	9	122	4	—	1,319
Losses charged off	—	—	(139)	(2)	—	(720)
Recoveries	—	—	7	—	—	103

Balance, end of year	$125	$215	$95	$6	$—	$2,575

Ending balance: individually evaluated for impairment	$21	$—	$2	$5	$—	$975

Ending balance: collectively evaluated for impairment	$104	$215	$93	$1	$—	$1,600

Loans:
Ending balance	$4,241	$14,313	$6,223	$152	$—	$118,277

Ending balance: individually evaluated for impairment	$50	$—	$9	$5	$—	$7,441

Ending balance: collectively evaluated for impairment	$4,191	$14,313	$6,214	$147	$—	$110,836

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development
Pass	$38,469	$9,417	$1,163	$20,533	$9,419	$1,273
Watch	1,698	157	—	2,330	—	—
Special Mention	287	36	—	318	—	—
Substandard	3,591	187	911	1,390	—	972

Total	$44,045	$9,797	$2,074	$24,571	$9,419	$2,245

	March 31, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total
Pass	$3,234	$17,990	$7,900	$142	$109,540
Watch	1,083	—	—	—	5,268
Special Mention	169	—	—	—	810
Substandard	90	—	11	—	7,152

Total	$4,576	$17,990	$7,911	$142	$122,770

	December 31, 2011 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development
Pass	$38,473	$9,841	$563	$21,905	$9,531	$1,495
Watch	1,801	138	—	1,557	—	—
Special Mention	290	37	—	340	—	—
Substandard	3,775	268	917	1,390	—	1,027

Total	$44,339	$10,284	$1,480	$25,192	$9,531	$2,522

	December 31, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total
Pass	$2,967	$14,313	$6,214	$147	$105,449
Watch	1,051	—	—	—	4,547
Special Mention	173	—	—	—	840
Substandard	50	—	9	5	7,441

Total	$4,241	$14,313	$6,223	$152	$118,277

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

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Real estate loans:
One-to-four family	$2,210	$675	$1,460	$4,345	$39,700	$44,045	$—
Home equity lines of credit and other 2nd mortgages	169	—	172	341	9,456	9,797	—
Multi-family	—	—	—	—	2,074	2,074	—
Commercial	—	74	—	74	24,497	24,571	—
Farmland	222	—	—	222	9,197	9,419	—
Construction and land development	—	—	—	—	2,245	2,245	—

Total real estate loans	2,601	749	1,632	4,982	87,169	92,151	—

Commercial and industrial	90	68	—	158	4,418	4,576	—
Agriculture	—	—	—	—	17,990	17,990	—
Consumer loans:
Purchased indirect automobile	10	1	—	11	7,900	7,911	—
Other	4	—	—	4	138	142	—

Total consumer loans	14	1	—	15	8,038	8,053	—

Total	$2,705	$818	$1,632	$5,155	$117,615	$122,770	$—

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Real estate loans:
One-to-four family	$2,321	$1,366	$1,590	$5,277	$39,062	$44,339	$—
Home equity lines of credit and other 2nd mortgages	88	—	239	327	9,957	10,284	—
Multi-family	—	—	—	—	1,480	1,480	—
Commercial	—	74	—	74	25,118	25,192	—
Farmland	—	—	—	—	9,531	9,531	—
Construction and land development	—	—	—	—	2,522	2,522	—

Total real estate loans	2,409	1,440	1,829	5,678	87,670	93,348	—

Commercial and industrial	—	—	—	—	4,241	4,241	—
Agriculture	—	—	—	—	14,313	14,313	—
Consumer loans:
Purchased indirect automobile	9	—	—	9	6,214	6,223	—
Other	—	—	5	5	147	152	—

Total consumer loans	9	—	5	14	6,361	6,375	—

Total	$2,418	$1,440	$1,834	$5,692	$112,585	$118,277	$—

At March 31, 2012 and December 31, 2011, the Company held $17,990 and $14,313 in agricultural production loans and $9,419 and $9,531, respectively in farmland loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farmland could significantly affect the repayment ability for many agricultural loan customers.

At March 31, 2012 and December 31, 2011, the Company held $24,571 and $25,192 in commercial real estate loans and $2,245 and $2,522 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

Loans contractually delinquent 30 days or more decreased $537,000 from December 31, 2011 to $5.2 million at March 31, 2012 primarily as a result of a decrease in delinquent one-to-four family real estate loans of $932,000.

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

The following tables present impaired loans at March 31, 2012, March 31, 2011 and December 31, 2011, respectively:

	March 31, 2012
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis
Loans without a specific allowance
Real estate loans:
One-to-four family	$991	$1,081	$—	$1,050	$8	$8
Home equity lines of credit and other 2nd mortgages	108	110	—	109	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	695	6	6
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,099	1,191	—	1,854	15	15

Commercial and industrial	40	40	—	20	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total consumer loans	—	—	—	—	—	—

Total loans	$1,139	$1,231	$—	$1,874	$15	$15

Loans with a specific allowance
Real estate loans:
One-to-four family	$2,600	$2,670	$261	$2,633	$21	$21
Home equity lines of credit and other 2nd mortgages	79	79	70	118	1	1
Multi-family	911	971	253	914	7	7
Commercial	1,390	1,390	67	695	6	6
Farmland	—	—	—	—	—	—
Construction and land development	972	1,107	266	999	8	8

Total real estate loans	5,952	6,217	917	5,359	43	43

Commercial and industrial	50	50	20	50	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	11	11	4	10	—	—
Other	—	—	—	3	—	—

Total consumer loans	11	11	4	13	—	—

Total loans	6,013	6,278	941	5,422	43	43

Total	$7,152	$7,509	$941	$7,296	$58	$58

	March 31, 2011
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific allowance
Real estate loans:
One-to-four family	$1,228	$1,248	$—	$1,048	$13
Home equity lines of credit and other 2nd mortgages	117	127	—	88	1
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Farmland	—	—	—	—	—
Construction and land development	—	—	—	—	—

Total real estate loans	1,345	1,375	—	1,136	14

Commercial and industrial	5	5	—	2	—
Agriculture	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—
Other	1	1	—	1	—

Total consumer loans	1	1	—	1	—

Total loans	$1,351	$1,381	$—	$1,139	$14

Loans with a specific allowance
Real estate loans:
One-to-four family	$641	$654	$104	$490	$6
Home equity lines of credit and other 2nd mortgages	33	33	16	34	—
Multi-family	—	—	—	—	—
Commercial	686	786	155	884	—
Farmland	—	—	—	—	—
Construction and land development	665	707	265	665	—

Total real estate loans	2,025	2,180	540	2,073	6

Commercial and industrial	98	98	20	99	1
Agriculture	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	50	50	13	88	1
Other	—	—	—	—	—

Total consumer loans	50	50	13	88	1

Total loans	2,173	2,328	573	2,260	7

Total	$3,524	$3,709	$573	$3,399	$21

	December 31, 2011
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis
Loans without a specific allowance
Real estate loans:
One-to-four family	$1,109	$1,245	$—	$988	$47	$47
Home equity lines of credit and other 2nd mortgages	111	111	—	85	4	4
Multi-family	1,390	1,390	—	695	33	33
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	2,610	2,746	—	1,768	84	84

Commercial and industrial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	1	—	—

Total consumer loans	—	—	—	1	—	—

Total	$2,610	$2,746	$—	$1,769	$84	$84

Loans with a specific allowance
Real estate loans:
One-to-four family	$2,666	$2,716	$239	$1,503	$72	$72
Home equity lines of credit and other 2nd mortgages	157	157	120	95	5	5
Multi-family	917	977	259	459	22	22
Commercial	—	—	—	541	26	26
Farmland	—	—	—	—	—	—
Construction and land development	1,027	1,107	329	846	41	41

Total real estate loans	4,767	4,957	947	3,444	166	166

Commercial and industrial	50	50	21	75	4	4
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	9	9	2	67	3	3
Other	5	5	5	3	—	—

Total consumer loans	14	14	7	70	3	3

Total loans	4,831	5,021	28	3,589	173	173

Total	$7,441	$7,767	$975	$5,358	$257	$257

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDR”), where economic concessions have been granted to borrowers who have experienced financial difficulties that were classified as impaired. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired at the time of restructuring and typically are returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of at least twelve months.

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

During the quarter ended September 30, 2011, the Company adopted ASU 2011-02. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011, for identification as TDRs. The Company identified no loans as troubled debt restructurings for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology. Thereafter there was no additional impact to the allowance for loan losses as a result of the adoption.

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

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Real estate loans:
One-to-four family	$1,678	$1,890
Home equity lines of credit and other 2nd mortgages	—	—
Multi-family	911	917
Commercial	1,390	—
Farmland	—	—
Construction and land development	972	1,027

Total real estate loans	4,951	3,834

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$4,951	$3,834

The following table represents loans modified as troubled debt restructures during the three month period ended March 31, 2012:

Three Months Ended March 31, 2012
(Dollars in thousands)	Number of Modifications	Recorded Investment
Real estate loans:
One-to-four family	1	$65
Home equity lines of credit and other 2nd mortgages	—	—
Multi-family	—	—
Commercial	1	1,390
Farmland	—	—
Construction and land development	—	—

Total real estate loans	2	1,455

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	2	$1,455

During the three month period ended March 31, 2012, the Company modified one residential real estate loan, with a recorded investment of $65 prior to modification, which was deemed a TDR. The modification involved both an interest rate and maturity concession, which resulted in an impairment loss of $1 based upon the present value of expected future cash flows. During the three months ended March 31, 2012, the Company modified one commercial real estate loan totaling $1,390 involving a maturity concession only, which resulted in no impairment loss and specific allowances of $67 based upon the fair value of the collateral.

As of March 31, 2012 there were no loans in default that had been modified within the previous 12 months as a troubled debt restructuring.

The following table presents the Company’s nonaccrual loans at March 31, 2012 and December 31, 2011. Nonaccrual loans include troubled debt restructurings of $4,792 and $3,834 at March 31, 2012 and December 31, 2011, respectively, all of which are performing according to the terms of the restructuring.

	March 31, 2012	December 31, 2011
Mortgages on real estate:
One-to-four family	$3,591	$3,775
Home equity lines of credit and other 2nd mortgages	180	268
Multi-family residential	911	917
Commercial	1,390	1,390
Construction and land development	972	1,027
Commercial and industrial	90	50
Purchased indirect automobile	—	—
Other consumer	—	5

Total	$7,134	$7,432

Note 8:    Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

The Company owned $3,532 and $6,549 or 35,320 and 65,489 shares, respectively, of Federal Home Loan Bank stock of the Federal Home Loan Bank of Chicago (FHLB) as of March 31, 2012 and December 31, 2011. Management performed an analysis and deemed the cost method investment in FHLB stock was ultimately recoverable.

In 2012 and 2011, the FHLB declared and paid quarterly dividends at an annualized rate of 10 basis points per share.

On February 15, 2012, the Company redeemed approximately 51% or $3,017 of its excess stock at its carrying amount. On April 16, 2012, the FHLB announced that it will be repurchasing approximately $150,000 in excess capital stock held by its members or approximately 25% of the excess capital stock outstanding, effective May 15, 2012. At March 31, 2012, the Company had excess stock of $2,966.

On April 18, 2012, the FHLB announced that its Board of Directors and its regulator, the Federal Housing Finance Agency (FHFA), had agreed to terminate the Consent Cease and Desist Order, effective immediately. The FHLB can now declare quarterly dividends without the consent of the FHFA subject to two stipulations:

•	The dividend payment must be at or below the average of the three-month LIBOR for that quarter.

•	Paying the dividend will not result in the FHLB’s retained earnings falling below the level at the previous year-end.

Note 9:    Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net unrealized gains (losses) on securities available-for-sale	$9	$(5)
Less reclassification adjustment for loss on other than temporary impairment of equity securities	(1)	—

Other comprehensive income (loss), before tax effect	10	(5)
Less tax expense (benefit)	4	(1)

Other comprehensive income (loss)	$6	$(4)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows (in thousands):

	March 31, 2012	December 31, 2011
Net unrealized gain on securities available-for-sale	$44	$34
Tax effect	15	11

Net-of-tax amount	$29	$23

Note 10:    Income Taxes

A reconciliation of the income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below (in thousands):

	Three Months Ended March 31,
	2011	2011
Computed at the statutory rate (34%)	$46	$22
Decrease resulting from
Tax exempt interest	—	(1)
Changes in deferred tax valuation allowance	(47)	—
Cash surrender value of life insurance	(11)	(12)
Other	(5)	—

Actual expense (benefit)	$(17)	$9

Tax benefit as a percentage of pre-tax income (loss)	(12.7)%	13.8%

The decrease in the valuation allowance of $47 in 2012 is due to the reversal of a portion of the previous valuation allowance related to the capital losses. As further discussed in Note 8, the Federal Home Loan Bank of Chicago announced on April 16, 2012 that it will be repurchasing approximately 25% of the excess capital stock outstanding, effective May 15, 2012. Management believes the Company has capital gains to enable a portion of the capital losses to be utilized prior to expiration.

Note 11:    Disclosures About Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

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

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Available-for-sale securities:
US Government and federal agency	$2,457	$—	$2,457	$—
Mortgage-backed securities – GSE residential	878	—	878	—
Equity securities	472	11	461	—
Mortgage servicing rights	365	—	—	365

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Available-for-sale securities:
US Government and federal agency	$3,214	$—	$3,214	$—
Mortgage-backed securities – GSE residential	906	—	906	—
Equity securities	461	11	450	—
Mortgage servicing rights	310	—	—	310

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2012. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include equity securities in FNMA and FHLMC common stock as well as shares in publicly traded financial institutions. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE – residential), municipal securities, and mutual funds. Municipal securities are generally priced using a matrix pricing model. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. As of March 31, 2012 and December 31, 2011, there were no securities classified as Level 3.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (in thousands):

Mortgage Servicing Rights
Balance, January 1, 2012	$310
Total realized and unrealized gains and losses included in net income	50
Servicing rights that result from asset transfers	27
Loans refinanced	(22)

Balance, March 31, 2012	$365

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:

Impaired loans (collateral dependent)	$6,211	$—	$—	$6,211
Foreclosed assets	525	—	—	525

December 31, 2011:

Impaired loans (collateral dependent)	$3,706	$—	$—	$3,706
Foreclosed assets	932	—	—	932

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Collateral-dependent Impaired Loans, Net of ALLL

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Controller’s office. Appraisals are reviewed for accuracy and consistency by the Controller’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Controller’s office by comparison to historical results.

Foreclosed Assets

Foreclosed assets consist primarily of real estate owned. Real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Controller’s office. Appraisals are reviewed for accuracy and consistency by the Controller’s office. Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (dollars in thousands).

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Foreclosed assets	$6,211	Market comparable properties	Comparability adjustments (%)	Not available

Collateral-dependent impaired loans	525	Market comparable properties	Marketability discount	10% – 30% (22%)

Mortgage servicing rights	365	Discounted cash flow	Discount rate PSA standard prepayment model rate	9% – 11% (10%) 383 – 561 (476)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 (in thousands).

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Financial assets
Cash and cash equivalents	$21,535	$21,535	$—	$—
Interest-bearing deposits with other financial institutions	8,022	8,022	—	—
Held-to-maturity securities	1,537	—	1,648	—
Loans, net of allowance for loan losses	120,091	—	—	122,027
Federal Home Loan Bank stock	3,532	—	3,532	—
Accrued interest receivable	434	—	434	—

Financial liabilities
Deposits	136,508	—	—	138,481
Federal Home Loan Bank advances	11,330	—	11,787	—
Advances from borrowers for taxes and insurance	622	—	622	—
Accrued interest payable	38	—	38	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$22,227	$22,227
Interest-bearing deposits with other financial institutions	6,235	6,235
Available-for-sale securities	4,581	4,581
Held-to-maturity securities	1,702	1,837
Loans, net of allowance for loan losses	115,698	117,598
Federal Home Loan Bank stock	6,549	6,549
Mortgage servicing rights	310	310
Interest receivable	691	691

Financial liabilities
Deposits	135,069	135,870
Federal Home Loan Bank advances	12,402	12,885
Advances from borrowers for taxes and insurance	388	388
Interest payable	37	37
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—
Letters of credit	—	—
Lines of credit	—	—

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

Held-to-maturity Securities

Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, defaults, cumulative loss projections and cash flows.

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

Note 12:    Commitments

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

Note 13:    Regulatory Matters

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

The Bank is primarily engaged in providing a full range of banking and mortgage services to consumer and business customers in McHenry County, Grundy County, and to a lesser extent Boone County, Illinois and Walworth County in Wisconsin. The Bank is subject to regulation by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation.

In recent years, we have adopted a strategy focused on limiting the growth of our balance sheet given the current economic environment, and increasing the yield of our loans, shortening asset duration and reducing our exposure to loans collateralized by real estate in our market area, which has experienced significant declines in value, reducing our reliance on borrowed funds, and increasing our core deposits (which we consider to be deposits other than certificates of deposit).

The implementation of this strategy involves achieving and maintaining a portfolio balance that is less dependent on one- to four-family residential and commercial real estate loans and more focused on commercial and industrial, agricultural and farmland loans, with an appropriate balance of home equity lines of credit and other second mortgage loans, purchased indirect automobile loans, consumer loans and construction and land development loans. In December 2009, we hired an experienced agricultural lending officer and commenced an agricultural lending program as part of that strategy. We have focused our efforts in commercial and industrial lending, agriculture lending and farmland lending, on borrowers seeking loans in the $2.0 million or less range. We have also sought to reduce our activity and concentration in commercial real estate loans, due to continued significant weakness in commercial real estate values in our market area. During the last fiscal year, we curtailed our commercial real estate loan origination and continued to sell most of the one- to four-family residential loans that we originate. Our efforts to curtail commercial real estate origination were offset by our determination to originate selected commercial real estate loans (other than farmland loans) in order to maintain high-quality agricultural and farmland lending customers of our new agricultural lending officer. The majority of our loan activity historically has been, and continues to be, loan origination activity in our market area. As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which differentiates us from larger commercial banks in our primary market area. Historically, we also have purchased a significant number of indirect automobile loans, although during 2008 we determined to substantially reduce our purchases due to loan concentration issues and economic conditions. We began purchasing indirect automobile loans again in April 2011, with a target portfolio of $8-$9 million. Subject to future market, economic and regulatory conditions, we expect commercial and industrial, farmland, agricultural, and purchased indirect automobile loans will continue to be areas of sound loan growth.

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

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock. Stock options and restricted stock vest ratably over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At March 31, 2012, there were 4,708 shares available for future option grants under this plan.

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

As further discussed in Note 13 to the financial statements included herein, the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”). Effective July 21, 2011, supervisory authority with respect to the MOU was transferred from the OTS to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Among other provisions, this informal enforcement action prohibits the Company from declaring or paying dividends, or repurchasing any Company stock without the prior written consent of the Federal Reserve Board. The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance. The requirements of the MOU will remain in effect until the Federal Reserve Board decides to terminate, suspend or modify it.

The national economy, and the local economies within our market areas, remain weak. The economy has been marked by high unemployment rates, rising numbers of foreclosures, and contractions in business and consumer credit. The national and local unemployment rates have shown some improvement in 2011 and 2012, but remain high. These conditions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values over the past several quarters. We have experienced high levels of non-performing loans and net charge-offs, although net charge-offs were lower for the most recent quarter ended March 31, 2012.

Should the housing market and economic conditions in our market area stagnate or continue to deteriorate, it will continue to have a material negative effect on the Company’s business and results of operation.

At March 31, 2012, the Bank was categorized as “well capitalized” under regulatory capital requirements.

The following discussion compares the financial condition of Harvard Illinois Bancorp, Inc. and its wholly owned subsidiary, Harvard Savings Bank, at March 31, 2012 to its financial condition at December 31, 2011, and the results of operations for the three months ended March 31, 2012 to the same period in 2011. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

There are no material changes to the critical accounting policies disclosed in the Company’s annual Report on Form 10-K for the year ended December 31, 2011.

FINANCIAL CONDITION

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets at March 31, 2012 increased $1.2 million or 0.7% to $170.4 million from $169.2 million at December 31, 2011. Total liabilities increased $1.0 or 0.7% to $151.6 million at March 31, 2012 from $150.6 million at December 31, 2011. The modest changes in total assets and liabilities were consistent with our strategy to limit growth of our balance sheet in the current economic environment.

Cash and cash equivalents decreased $692,000 to $21.5 million at March 31, 2012 from $22.2 million at December 31, 2011. Cash and cash equivalents includes securities purchased under agreements to resell which decreased $1.2 million to $17.3 million at March 31, 2012 from $18.5 million at December 31, 2011. These agreements represent short-term cash investment alternatives that are over-collateralized with collateral that is guaranteed by the “full faith and credit” of the United States government. Other interest-bearing deposits increased $1.8 million to $8.0 million at March 31, 2012 from $6.2 million at December 31, 2011. These deposits are certificates of deposit we have placed with other financial institutions with terms from three months to five years and are fully covered by FDIC deposit insurance. Available-for-sale securities decreased $774,000 to $3.8 million at March 31, 2012 from $4.6 million at December 31, 2011. This decrease was primarily due to pay-downs and maturities of U.S. government and federal agency debt securities. Held-to-maturity securities totaled $1.5 million at March 31, 2012, a decrease of $165,000 from $1.7 million at December 31, 2011 as a result of maturities and pay-downs on those securities and no purchases. The investment in those deposits and securities were based on liquidity and yield considerations.

Loans, net increased $4.4 million to $120.1 million at March 31, 2012 from $115.7 million at December 31, 2011. During the first three months of 2012, loan originations, advances and purchases were $25.1 million, which were offset by $4.8 million in loans sold, $15.7 million of loan repayments and payoffs, net of $74,000 in charge offs, a net increase in allowance for loan losses of $100,000 and transfers to foreclosed assets of $14,000. The increase in loans during 2012 was due primarily to increases of $3.7 million, $1.7 million, $594,000 and $335,000 in the agriculture, purchased indirect automobile, multi-family residential real estate, and commercial and industrial loan portfolios, respectively. This increase reflects the execution of our strategy to reduce asset duration and loan concentrations by expanding our agriculture, farmland and commercial and industrial lending activity, and reducing the concentration of residential real estate and commercial real estate loans in our portfolio. These increases were offset primarily by decreases in total one- to four-family loans of $294,000, home equity lines of credit and other second mortgages of $487,000, and commercial real estate loans of $621,000. The decrease in our one- to four-family loans during 2012 was primarily due to repayments, early payoffs and $3.8 million in loans sold to Fannie Mae, which generated $61,000 in net gains on loan sales, offset by loan originations of $5.4 million. Our portfolio of one- to four-family loans serviced for others increased $386,000 to $64.3 million at March 31, 2012 from $63.9 million at December 31, 2011.

All other assets, consisting of premises and equipment, Federal Home Loan Bank stock, foreclosed assets held for sale, accrued interest receivable, deferred income taxes, bank-owned life insurance, mortgage servicing rights and other assets decreased $3.3 million to $15.4 million at March 31, 2012 from $18.7 million at December 31, 2011. The largest component of other assets was our investment in bank-owned life insurance, which increased $32,000 to $4.26 million at March 31, 2012 from $4.23 million at December 31, 2011. The largest change was in Federal Home Loan Bank stock, which decreased $3.0 million to $3.5 million at March 31, 2012 from $6.5 million at December 31, 2011; on February 15, 2012, the Company redeemed approximately 51% or $3.0 million of its excess stock at its carrying amount. At March 31, 2012, the Company’s deferred tax asset relating to unused capital loss carryovers and unrealized capital losses on other than temporary impairment of equity securities totaled $415,000. Management has established a valuation allowance for portions of that deferred tax asset of $290,000 at March 31, 2012, a non-recurring decrease of $47,000 over the December 31, 2011 balance of $337,000. The decrease in the valuation allowance in 2012 was due to the reversal of a previous valuation allowance related to capital losses. The Company now believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

Deposits increased $1.4 million to $136.5 million at March 31, 2012 from $135.1 million at December 31, 2011. Demand deposits increased $696,000 to $5.9 million at March 31, 2012 from $5.2 million at December 31, 2011, primarily due to commercial account growth. Savings, NOW and money market accounts totaled $51.7 million at March 31, 2012 compared to $49.0 million at December 31, 2011, an increase of $2.7 million. Certificates of deposit, including brokered certificates, decreased $2.0 million to $78.9 million at March 31, 2012 from $80.9 million at December 31, 2011. The net increase in deposits was due to competitive pricing and promotional interest rates offered during the first quarter of 2012 to generate more liquidity, primarily through the growth of our core deposits, to fund our operations in the current interest rate environment, and lessen our reliance on borrowed funds while still managing interest rate risk. Federal Home Loan Bank advances decreased to $11.3 million from $12.4 million at March 31, 2012 from December 31, 2011, a decrease of $1.1 million. The Bank maintained sufficient liquidity levels to allow more advances to mature without renewal. Non-interest bearing liabilities increased $653,000 to $3.74 million at March 31, 2012 from $3.08 million at December 31, 2011. The largest component of non-interest bearing liabilities is deferred compensation which increased $19,000 in 2012 to $2.26 million at March 31, 2012 from $2.24 million at December 31, 2011.

Total stockholders’ equity increased by $169,000 to $18.83 million at March 31, 2012 from $18.66 million at December 31, 2011. The increase resulted primarily from net income of $151,000 for the three months ended March 31, 2012.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

General. Net income for the three months ended March 31, 2012 was $151,000 compared to net income of $56,000 for the three months ended March 31, 2011, an increase in net income of $95,000. The increase in net income was due to increases in net interest income and noninterest income of $171,000 and $43,000, and a decrease in the provision for income taxes of $26,000, partially offset by increases in the provision for loan losses and noninterest expense of $4,000 and $141,000.

Interest and Dividend Income. Total interest and dividend income increased $24,000 or 1.3% to $1.84 million for the three months ended March 31, 2012 from $1.81 million for the same period in 2011. Average interest-earning assets increased $3.4 million to $159.0 million for the three months ended March 31, 2012 from $155.6 million for the same quarter in 2011, partially offset by the average yield which decreased 4 basis points to 4.61% from 4.65%. This decrease reflected the lower reinvestment rates and the reallocation of interest-earning assets between asset categories and the decreases in yield on those assets during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. Interest and fees on loans increased $26,000 during the period as the average balance of loans increased $4.8 million to $120.1 million primarily due to originations and purchases of loans outpacing repayments and sales of loans, offset partially by lower average yield on loans, which decreased 15 basis points to 5.74% from 5.89%. Interest income on securities and other interest-earning assets decreased $2,000 for the three months ended March 31, 2012 compared to the year ago period as average balances decreased $1.4 million, primarily due to stronger loan demand, partially offset by the average yield on those assets which increased 2 basis points to 1.15% from 1.13%.

Interest Expense. Total interest expense decreased $147,000 or 23.8% to $470,000 for the three months ended March 31, 2012 from $617,000 for the same period in 2011. Interest expense on deposit accounts decreased $117,000 or 23.5% to $381,000 for the three months ended March 31, 2012 from $498,000 for the same period in 2011. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $99,000 during the period while interest expense on savings, NOW and money market accounts decreased $18,000. The average balances of savings, NOW and money market accounts increased $2.1 million while the cost of these deposits decreased 15 basis points to 0.16% during the three months ended March 31, 2012 from the three months ended March 31, 2011. The average balance in certificates of deposits and brokered certificates of deposit decreased $200,000, with the cost of these deposits decreasing 49 basis points to 1.81%. The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and the declining market interest rates for deposits.

Interest expense on Federal Home Loan Bank advances decreased $30,000 to $89,000 for the three months ended March 31, 2012 from $119,000 for the three months ended March 31, 2011. The average balance of advances decreased $805,000 while the average cost of this funding decreased 71 basis points to 2.73% for the three months ended March 31, 2012 from the comparable period in 2011. The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on borrowed funds. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2012 compared to 2011.

Net Interest Income. Net interest income increased $171,000 or 14.3% to $1.37 million for the three months ended March 31, 2012 from $1.19 million for the three months ended March 31, 2011, primarily as a result of an increase in our net interest rate spread of 38 basis points to 3.30% from 2.92%. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 111.12% for the three months ended March 31, 2012 from 109.58% for the same period in 2011. Our net interest margin increased to 3.43% for the three months ended March 31, 2012 from 3.07% for the three months ended March 31, 2011. The increases in our net interest rate spread and net interest margin reflected the more rapid re-pricing of all deposit products at lower rates, and the maturity of higher cost long-term fixed-rate Federal Home Loan Bank advances.

Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Allowance at beginning of period	$2,575	$1,873
Provision for loan losses	173	169
Charge-offs:
Real estate loans:
One-to four family	10	87
Home equity line of credit and other 2nd mortgage	2	5
Commercial	—	10
Construction and land development	55	—

Total charge-offs, real estate loans	67	102

Consumer loans:
Purchased indirect automobile	7	31
Other	—	—

Total charge-offs, consumer loans	7	31

Total charge-offs	74	133

Recoveries:
Real estate loans:
One-to four family	—	2

Total recoveries, real estate loans	—	2

Commercial and industrial	—	—

Consumer loans:
Purchased indirect automobile	1	2

Total recoveries, consumer loans	1	2

Total recoveries	1	4

Net charge-offs	(73)	(129)

Allowance at end of period	$2,675	$1,913

Allowance to non-performing loans	37.50%	54.96%
Allowance to total loans outstanding at the end of the period	2.18%	1.69%
Net charge-offs to average total loans outstanding during the period, annualized	0.24%	0.45%

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

Based upon our evaluation of these factors, a provision of $173,000 was recorded for the three months ended March 31, 2012, an increase of $4,000 or 2.4% from $169,000 for the three months ended March 31, 2011. The provision for loan losses reflected net charge offs of $73,000 for the three months ended March 31, 2012, compared to $129,000 for the three months ended March 31, 2011. The allowance for loan losses was $2.7 million, or 2.18% of total loans at March 31, 2012, compared to $2.6 million, or 2.18% of total loans at December 31, 2011. At March 31, 2012, we had identified substandard loans totaling $7.2 million, all of which were considered impaired, and established an allowance for loan losses of $941,000 allocated to these loans. At December 31, 2011, we considered all substandard loans totaling $7.4 million impaired and established an allowance for loan losses of $975,000 allocated to these loans. We used the same methodology in assessing the allowance for each period.

The allowance as a percent of nonperforming loans decreased to 37.50% at March 31, 2012 from 54.96% at March 31, 2011. Nonperforming loans increased to $7.1 million at March 31, 2012, compared to $3.5 million at March 31, 2011, an increase of $3.6 million or 104.94%. All nonperforming loans were considered impaired at March 31, 2012 and 2011, and allowances for impaired loans increased $402,000 or 106.13% to $975,000 at March 31, 2012 from $573,000 at March 31, 2011. Net charge-offs as a percent of average total loans outstanding decreased to 0.24% for the quarter ended March 31, 2012 from 0.45% for the same quarter in 2011, due to a decrease in net charge-offs of $56,000 to $73,000, partially offset by a $4.8 million increase in average loans outstanding to $120.1 million.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of March 31, 2012 and December 31, 2011 (dollars in thousands).

	March 31, 2012			December 31, 2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
Real estate loans:
One-to-four-family	$602	22.50%	35.88%	$549	21.32%	37.49%
Home equity line of credit and other 2nd mortgage	193	7.21	7.98	248	9.63	8.69
Multi-family	311	11.63	1.69	287	11.15	1.25
Commercial	603	22.54	20.01	533	20.70	21.30
Farmland	141	5.27	7.67	143	5.55	8.06
Construction and land development	304	11.36	1.83	374	14.52	2.13

Total real estate loans	2,154	80.51	75.06	2,134	82.87	78.92

Commercial and industrial	127	4.76	3.73	125	4.86	3.59

Agriculture	270	10.09	14.65	215	8.35	12.10

Consumer loans:
Purchased indirect automobile	123	4.60	6.44	95	3.69	5.26
Other	1	0.04	0.12	6	0.23	0.13

Total consumer loans	124	4.64	6.56	101	3.92	5.39

Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$2,675	100.00%	100.00%	$2,575	100.00%	100.00%

The increase in the allowance for loan losses allocated to one-to-four family real estate loans was primarily due to higher required level of reserves for both loans individually and collectively evaluated for impairment. The decrease in the allowance for loan losses allocated to home equity lines of credit and other second mortgage loans was primarily due to a decrease in the balance and required reserves for impaired loans of $81,000 and $50,000, respectively, from December 31, 2011 to March 31, 2012. The increase in the allowance for loan losses allocated to commercial real estate loans was primarily due to one impaired loan secured by an office building in our market area with a balance of $1.4 million, which required a higher specific reserve of $67,000 and was deemed a troubled debt restructuring during the quarter ended March 31, 2012.

The decrease in the allowance for loan losses allocated to construction and land development real estate loans was largely due to an additional charge-off of $55,000 taken on a troubled debt restructuring secured by a residential subdivision in our market area with a balance of $559,000 during the quarter ended March 31, 2012. The increase in the allowance for loan losses allocated to agriculture and purchased indirect automobile loans was primarily due to the increase in the balance of performing loans of $3.7 million and $1.7 million, respectively.

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At March 31, 2012	At December 31, 2011
Non-accrual loans:
Real estate loans:
One-to four-family	$3,591	$3,775
Home equity lines of credit and other 2nd mortgage	180	268
Multi-family residential	911	917
Commercial	1,390	1,390
Construction and land development	972	1,027

Total real estate loans	7,044	7,377
Commercial and industrial	90	50
Consumer loans:
Purchased indirect automobile	—	—
Other	—	5

Total consumer loans	—	5

Total non-accrual loans	7,134	7,432

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—

Total of nonaccrual and 90 days or more past due loans	7,134	7,432

Other real estate owned:
One-to four family	258	335
Commercial	740	825

Total other real estate owned	998	1,160

Repossessed automobiles	34	26

Total non-performing assets	8,166	8,618

Troubled debt restructurings (not included in nonaccrual loans above)	159	—

Total non-performing assets and troubled debt restructurings	$8,325	$8,618

Total non-performing loans to total loans	5.81%	6.28%
Total non-performing assets to total assets	4.79%	5.09%
Total non-performing loans and troubled debt restructurings to total loans	5.94%	6.28%
Total non-performing assets and troubled debt restructurings to total assets	4.89%	5.09%

Total non-performing assets, including troubled debt restructurings, decreased $293,000 or 3.40% to $8.3 million at March 31, 2012, compared to $8.6 million at December 31, 2011. Total non-performing assets, including troubled debt restructurings, to total assets was 4.89% and 5.09% at March 31, 2012 and December 31, 2011, respectively. Troubled debt restructurings included in nonaccrual loans totaled $4.8 million at March 31, 2012, compared to $3.8 million at December 31, 2011.

Non-accrual one- to four-family real estate loans totaled $3.6 million at March 31, 2012 and consisted of 27 loans secured by properties located in our market area. Those loans included 4 loans that totaled $1.5 million that are troubled debt restructurings, which resulted in charge-offs of $1,000 during the quarter end March 31, 2012. Those troubled debt restructurings were all performing according to the terms of the restructuring. Non-accrual one- to four-family real estate loans at March 31, 2012 included 5 loans totaling $456,000 that were in the process of foreclosure, and resulted in charge-offs of $3,000 during the quarter ended March 31, 2012. We have established impairment allowances of $261,000 on the non-performing one- to four-family real estate loans at March 31, 2012.

Non-accrual home equity lines of credit and other second mortgage loans totaled $180,000 at March 31, 2012 and consisted of 7 loans secured by properties located in our market area. We have established impairment allowances of $64,000 on the non-performing home equity lines of credit and other second mortgage loans at March 31, 2012.

Non-accrual multi-family real estate loans totaled $911,000 at March 31, 2012 and consisted of one loan secured by a senior-assisted living center in our market area that was modified in a troubled debt restructuring in 2011. That troubled debt restructuring was performing according to the terms of the restructuring at March 31, 2012. We have established impairment allowances of $253,000 on the non-performing multi-family loan at March 31, 2012.

Non-accrual commercial real estate loans totaled $1.4 million at March 31, 2012 and consisted of one loan secured by non-owner occupied property located in our market area. Although contractually current at March 31, 2012, the loan has not established a stable payment history and was deemed a troubled debt restructuring during the quarter ended March 31, 2012. The anchor tenant of the property is a state agency. We have established an impairment allowance of $67,000 on the non-performing commercial real estate loan at March 31, 2012.

Non-accrual construction and land development loans totaled $972,000 at March 31, 2012 and consisted of two troubled debt restructurings secured by properties located in our market area, both performing according to the terms of the restructuring as of March 31, 2012. A residential subdivision real estate loan with a balance at March 31, 2012 of $559,000 was refinanced in a troubled debt restructuring in 2010, and resulted in a $55,000 charge-off during the quarter ended March 31, 2012. Only one lot has been sold since the loan was restructured in 2010. We have established an impairment allowance of $235,000 on that non-performing land development loan at March 31, 2012. A commercial land development loan secured by property with a balance at March 31, 2012 of $413,000 was refinanced in a troubled debt restructuring in 2011. We have established an impairment allowance of $31,000 on that non-performing land development loan at March 31, 2012.

Other nonperforming loans totaled $90,000 at March 31, 2012. We have established impairment allowances of $20,000 on those loans at March 31, 2012.

Other real estate owned totaled $998,000 at March 31, 2012, which consisted of three single-family homes and two commercial real estate properties located in our market area. The properties are carried at estimated fair value less costs to sell, based upon new appraisals obtained in 2010-2011. Losses related to write-downs on those properties totaled $117,000 during the quarter ended March 31, 2012. In addition, we had $34,000 of repossessed automobiles at March 31, 2012.

A one- to four-family real estate loan, refinanced in a troubled debt restructuring in 2011, with a balance of $159,000 was returned to accrual status during the quarter ended March 31, 2012.

The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at March 31, 2012 and December 31, 2011. Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list (in thousands).

	March 31, 2012	December 31, 2011
Watch loans	$5,268	$4,547
Special Mention loans	810	840
Substandard loans	7,152	7,441

Total watch list loans	$13,230	$12,828

The $721,000 net increase in watch list loans during the quarter ended March 31, 2012 is primarily due to one purchased commercial real estate loan participation secured by nonowner-occupied property located outside our market area with a balance of $787,000 that was downgraded during the quarter ended March 31, 2012.

Noninterest Income. Noninterest income increased $43,000 or 18.1% to $281,000 for the three months ended March 31, 2012 from $238,000 for the three months ended March 31, 2011. The decrease was primarily due to an increase in net realized gains on loan sales of $33,000 for the three months ended March 31, 2012, compared to the same period in 2011. Net realized gains of $61,000 and $18,000 were recognized on loans sold of $4.8 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively. Net realized gains on loans sales also included the net increase in fair value of mortgage servicing rights of $55,000 and $65,000 for the three months ended March 31, 2012 and 2011, respectively.

Noninterest Expense. Noninterest expense increased $141,000 or 11.8% to $1.34 million for the three months ended March 31, 2012 from $1.20 million for the three months ended March 31, 2011. Increases in compensation and benefits, professional fees, indirect automobile loan servicing fee, foreclosed assets net, and other expenses in 2012 compared to 2011 of $70,000, $78,000, $3,000, $33,000 and $17,000, respectively, were partially offset by decreases in occupancy, data processing, marketing, office supplies and federal deposit insurance of $16,000, $23,000, $3,000, $4,000 and $14,000, respectively. The increase in compensation and benefits was primarily due to higher benefit costs, including the impact of the 2011 Equity Incentive Plan approved in the second quarter of 2011 and the subsequent grants of options and restricted stock under the Plan. The increase in professional fees is primarily due to fees incurred to defend the Company in the proxy fight with a dissident shareholder. The increase in foreclosed assets, net, was due primarily to higher losses and write-downs on foreclosed assets held for sale of $120,000 for the three months ended March 31, 2012, compared to $60,000 for the same period in 2011. The largest decrease was data processing which was due primarily to lower costs associated with the long-term contract renewal with our data center in 2012.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $17,000 for the three months ended March 31, 2012 compared to a provision of $9,000 for the same period in 2011, an increase in benefit of $26,000. The effective tax benefit as a percent of pre-tax income was 12.7% for the three months ended March 31, 2012, compared to the effective tax provision as a percent of pre-tax income of 13.8% for the same period in 2011. The larger benefit for income taxes in 2012 reflects the impact of a $47,000 non-recurring decrease in valuation allowances recorded for deferred tax assets related to capital losses on equity securities, offset partially by a higher level of pre-tax income as compared to 2011. The Company believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities were $1.1 million and $816,000 for the three months ended March 31, 2012 and 2011, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and interest-bearing deposits and pay downs on mortgage-backed securities. For the three months ended March 31, 2012, net cash provided by investing activities included $3.0 million of proceeds from the redemption of Federal Home Loan Bank stock. Net cash provided by (used in) investing activities were $(2.4) million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by (used in) financing activities was $601,000 and $(931,000) for the three months ended March 31, 2012 and 2011, respectively.

The Bank is required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation. The Bank’s actual ratios at March 31, 2012 and the required minimums to be considered adequately capitalized are shown in the table below. In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%. Accordingly, Harvard Savings Bank was categorized as well capitalized at March 31, 2012. Management is not aware of any conditions or events since the most recent notification that would change our category.

	March 31, 2012 Actual	December 31, 2011 Actual	Minimum Required
Tier 1 capital to average assets	10.0%	9.9%	4%
Tier 1 capital to risk-weighted assets	12.8%	12.8%	4%
Total capital to risk-weighted assets	14.1%	14.0%	8%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2012 and December 31, 2011 (in thousands).

	March 31, 2012	December 31, 2011
Commitments to fund loans	$16,710	$11,653
Standby letters of credit	6	6

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2012 totaled $32.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$8,711	$23	1.06%	$11,248	$35	1.24%
Securities purchased under agreements to resell	19,506	42	0.86%	15,443	40	1.04%
Securities, tax-exempt	—	—	0.00%	467	5	4.28%
Securities, taxable	5,631	45	3.20%	6,613	32	1.94%
Loans	120,121	1,723	5.74%	115,323	1,697	5.89%
Federal Home Loan Bank stock	5,058	2	0.16%	6,549	2	0.12%

Total interest earning assets	159,027	1,835	4.61%	155,643	1,811	4.65%

Non-interest earning assets	11,253			12,288

Total assets	$170,280			$167,931

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$16,715	5	0.12%	$15,355	11	0.29%
NOW and money market accounts	33,678	15	0.18%	32,957	27	0.33%
Certificates of deposit	78,181	342	1.75%	78,381	441	2.25%
Brokered certificates of deposit	1,499	19	5.04%	1,499	19	5.07%
Federal Home Loan Bank advances	13,036	89	2.73%	13,841	119	3.44%

Total interest-bearing Liabilities	143,109	470	1.31%	142,033	617	1.74%

Non-interest-bearing deposits	5,056			4,069
Other non-interest-bearing liabilities	3,302			3,105

Total liabilities	151,467			149,207
Equity	18,813			18,724

Total liabilities and equity	$170,280			$167,931

Net interest income		$1,365			$1,194

Interest rate spread			3.30%			2.92%

Net interest margin			3.43%			3.07%

Average interest earning assets to average interest-bearing liabilities			111.12%			109.58%

The following table sets forth the changes in interest income and interest expense resulting from the changes in interest rate and changes in volume of the Company’s interest-earning assets and interest-bearing liabilities (in thousands).

	Three Months Ended March 31, 2012 Compared to 2011 Increase (Decrease) Due to
	Rate	Volume	Net
Interest income:

Interest-earning deposits	$(5)	$(7)	$(12)
Securities purchased under agreements to resell	(4)	6	2
Securities, tax-exempt	(3)	(2)	(5)
Securities, taxable	17	(4)	13
Loans	(40)	66	26
Federal Home Loan Bank stock	—	—	—

Total	(35)	59	24

Interest Expense:

Savings accounts	(7)	1	(6)
NOW and money market accounts	(13)	1	(12)
Certificates of deposit	(98)	(1)	(99)
Brokered certificates of deposit	—	—	—
Federal Home Loan Bank advances	(23)	(7)	(30)

Total	(141)	(6)	(147)

Increase in net interest income	$106	$65	$171

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. During the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

Not required for smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

HARVARD ILLINOIS BANCORP, INC.
Registrant

Date: May 4, 2012	/s/ Duffield J. Seyller III
Duffield Seyller III
President and Chief Executive Officer

/s/ Donn L. Claussen
Donn L. Claussen
Executive Vice President and Chief Financial Officer