Form 10-Q
period 2012-06-30
Harvard Illinois Bancorp, Inc.
filed 2012-08-10
CIK 1471266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period of _________ to _________

Commission File Number   000-53935

Harvard Illinois Bancorp, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	27-2238553
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

58 N. Ayer Street
Harvard, IL	60033
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (815) 943-5261

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(x) Yes	( ) No

Indicate by check mark whether the Registrant has submitted electronic and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period the registrant was required to submit and post such filings).
(x) Yes	( ) No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.
( ) Large Accelerated Filer	( ) Accelerated Filer
( ) Non-Accelerated Filer	(x) Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
( ) Yes	(x) No

As of August 10, 2012, 816,076 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD ILLINOIS BANCORP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Comprehensive Income	5

	Consolidated Statements of Stockholders’ Equity	6

	Consolidated Statements of Cash Flows	7

	Notes to the Consolidated Financial Statements	8-44

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45-62

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	63

PART II	OTHER INFORMATION	64

Item 1.	Legal Proceedings	64
Item 1A.	Risk Factors	64
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	64

	Signatures	65

EXHIBITS

Exhibit 31.1	Section 302 Certification
Exhibit 31.2	Section 302 Certification
Exhibit 32.1	Section 906 Certification
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited) June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$1,029	$941
Interest-bearing demand deposits in banks	3,157	2,804
Securities purchased under agreements to resell	10,103	18,482

Cash and cash equivalents	14,289	22,227

Interest-bearing deposits with other financial institutions	8,627	6,235
Available-for-sale securities	8,921	4,581
Held-to-maturity securities, at amortized cost (estimated fair value of $1,518 and $1,837 at June 30, 2012 and December 31, 2011, respectively)	1,428	1,702
Loans, net of allowance for loan losses $2,725 and $2,575 at June 30, 2012 and December 31, 2011, respectively	122,717	115,698
Premises and equipment, net	3,457	3,525
Federal Home Loan Bank stock, at cost	2,660	6,549
Foreclosed assets held for sale	984	1,186
Accrued interest receivable	586	691
Deferred income taxes	1,945	1,803
Bank-owned life insurance	4,296	4,232
Mortgage servicing rights	318	310
Other	319	478

Total assets	$170,547	$169,217

Liabilities and Equity
Liabilities
Deposits
Demand	$5,571	$5,239
Savings, NOW and money market	49,651	48,990
Certificates of deposit	75,066	79,341
Brokered certificates of deposit	1,500	1,499

Total deposits	131,788	135,069

Federal Home Loan Bank advances	16,257	12,402
Advances from borrowers for taxes and insurance	425	388
Deferred compensation	2,282	2,242
Accrued interest payable	38	37
Other	797	417

Total liabilities	151,587	150,555

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 816,076 shares issued and outstanding at June 30, 2012 and December 31, 2011	8	8
Additional paid-in capital	6,920	6,852
Unearned ESOP shares, at cost	(523)	(544)
Amount reclassified on ESOP shares	(106)	(80)
Retained earnings	12,639	12,403
Accumulated other comprehensive income, net of tax	22	23

Total stockholders’ equity	18,960	18,662

Total liabilities and stockholders’ equity	$170,547	$169,217

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2012	2011	2012	2011

Interest and Dividend Income
Interest and fees on loans	$1,721	$1,659	$3,444	$3,356
Securities
Taxable	46	48	91	80
Tax-exempt	2	2	2	7
Securities purchased under agreements to resell	26	56	68	96
Other	25	33	50	70

Total interest and dividend income	1,820	1,798	3,655	3,609

Interest Expense
Deposits	352	473	733	971
Federal Home Loan Bank advances	89	107	178	226

Total interest expense	441	580	911	1,197

Net Interest Income	1,379	1,218	2,744	2,412

Provision for Loan Losses	135	127	308	296

Net Interest Income After Provision for Loan Losses	1,244	1,091	2,436	2,116

Noninterest Income
Customer service fees	62	61	131	124
Brokerage commission income	11	10	20	17
Net realized gains (losses) on loan sales	(25)	(36)	91	47
Losses on other than temporary impairment of equity securities	—	—	(1)	—
Loan servicing fees	51	46	104	93
Bank-owned life insurance income, net	30	34	62	68
Other	3	3	6	7

Total noninterest income	132	118	413	356

Noninterest Expense
Compensation and benefits	627	609	1,303	1,215
Occupancy	121	130	244	269
Data processing	82	114	183	238
Professional fees	151	67	287	125
Marketing	14	18	28	35
Office supplies	14	11	27	28
Federal deposit insurance	37	54	74	105
Indirect automobile loan servicing fee	29	19	54	41
Foreclosed assets, net	52	44	171	130
Other	142	95	237	173

Total noninterest expense	1,269	1,161	2,608	2,359

Income Before Income Taxes	107	48	241	113

Provision for Income Taxes	22	5	5	14

Net Income	$85	$43	$236	$99

Earnings Per Share
Basic (Note 4)	$.12	$.06	$.32	$.14
Diluted	.11	.06	.32	.14

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2012	2011	2012	2011

Net Income	$85	$43	$236	$99

Other Comprehensive Income
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(4) and $17 for the three months ended June 30, 2012 and 2011, respectively and $0 and $16 for the six months ended June 30, 2012 and 2011, respectively	(7)	31	—	27
Less: reclassification adjustment for loss on other-than-temporary impairment of equity securities included in net income, net of taxes of $0 for the three and six months ended June 30, 2012 and 2011, respectively	—	—	(1)	—

Comprehensive Income	$78	$74	$235	$126

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Amount Reclassified On ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the Six Months Ended June 30, 2012 (unaudited)

Balance, January 1, 2012	$8	$6,852	$(544)	$(80)	$12,403	$23	$18,662

Net income	—	—	—	—	236	—	236

Other comprehensive loss	—	—	—	—	—	(1)	(1)

ESOP shares earned, 2,092 shares	—	2	21	—	—	—	23

Stock-based compensation expense	—	66	—	—	—	—	66

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(26)	—	—	(26)

Balance, June 30, 2012	$8	$6,920	$(523)	$(106)	$12,639	$22	$18,960

For the Six Months Ended June 30, 2011 (unaudited)

Balance, January 1, 2011	$8	$6,799	$(590)	$(26)	$12,399	$(4)	$18,586

Net income	—	—	—	—	99	—	99

Other comprehensive income	—	—	—	—	—	27	27

Issuance of 31,387 shares of restricted stock (rounded to less than $1)	—	—	—	—	—	—	—

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(34)	—	—	(34)

ESOP shares earned	—	(1)	25	—	—	—	24

Balance, June 30, 2011	$8	$6,798	$(565)	$(60)	$12,498	$23	$18,702

See accompanying notes to consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Unaudited) Six Months Ended June 30,
	2012	2011

Operating Activities
Net income	$236	$99
Items not requiring (providing) cash
Depreciation	102	101
Provision for loan losses	308	296
Amortization (accretion) of premiums and discounts on securities	(16)	22
Deferred income taxes	(142)	(44)
Net realized gains on loan sales	(91)	(47)
Loss on other than temporary impairment of equity securities	1	—
Losses and write down on foreclosed assets held for sale	171	96
Bank-owned life insurance income, net	(64)	(68)
Originations of loans held for sale	(6,999)	(2,933)
Proceeds from sales of loans held for sale	7,082	2,968
ESOP compensation expense	23	24
Stock-based compensation expense	66	—
Changes in
Accrued interest receivable	105	220
Other assets	159	113
Accrued interest payable	1	(11)
Deferred compensation	40	37
Other liabilities	354	106
Net cash provided by operating activities	1,336	979

Investing Activities
Net (increase) decrease in interest-bearing deposits	(2,392)	3,120
Purchases of available-for-sale securities	(6,367)	(1,640)
Proceeds from maturities and pay-downs of available-for-sale securities	2,007	1,216
Proceeds from maturities and pay-downs of held-to-maturity securities	308	466
Net change in loans	(7,456)	(2,744)
Purchase of premises and equipment	(34)	(38)
Proceeds from redemption of Federal Home Loan Bank stock	3,889	—
Proceeds from sale of foreclosed assets	160	580
Net cash provided by (used in) investing activities	(9,885)	960

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	993	(6)
Net decrease in certificates of deposit, including brokered certificates	(4,274)	(400)
Net increase in advances from borrowers for taxes and insurance	37	11
Proceeds from Federal Home Loan Bank advances	7,000	6,100
Repayments of Federal Home Loan Bank advances	(3,145)	(6,566)
Net cash provided by (used in) financing activities	611	(861)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,938)	1,078

Cash and Cash Equivalents, Beginning of Period	22,227	17,963

Cash and Cash Equivalents, End of Period	$14,289	$19,041

Supplemental Cash Flows Information
Interest paid	$910	$1,208
Income taxes paid	86	65
Foreclosed assets acquired in settlement of loans	125	1,321

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates.  In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2012 and December 31, 2011, and the results of its operations for the three and six month periods ended June 30, 2012 and 2011.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 included as part of Harvard Illinois Bancorp, Inc.’s Form 10-K (File No. 000-53935) (2011 Form 10-K) filed with the Securities and Exchange Commission on March 27, 2012.

The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the 2011 Form 10–K.

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

Participants receive the shares at the end of employment.  Because the Company’s stock is not traded on an established market, as of June 30, 2012, it is required to provide the participants in the Plan with a put option to repurchase their shares.  This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

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

A summary of ESOP shares is as follows:

	June 30, 2012	December 31, 2011

Allocated shares	8,370	4,185
Shares released for allocation	2,092	4,185
Unearned shares	52,313	54,405

Total ESOP shares	62,775	62,775

Fair value of unearned ESOP shares	$470	$490

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

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock.  Of the 73,761 stock options granted, 63,167 were qualified stock options and 10,594 were nonqualified.  Stock options and restricted stock vest ratably over a five year period, and stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.  At June 30, 2012, there were 4,708 shares available for future option grants under this plan.

The following table summarizes stock option activity for the six months ended June 30, 2012:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2012	73,761	$8.10
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, June 30, 2012	73,761	$8.10	8.98	$151	(1)

Exercisable, June 30, 2012	14,752	$8.10	8.98	$30

(1)  Based on closing price of $10.15 per share on June 30, 2012.

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

During the six months ended June 30, 2012 14,752 options vested.  Stock-based compensation expense for stock options for the six months ended June 30, 2012 and 2011 was $30 and $0, respectively.  Total unrecognized compensation cost related to stock options was $242 at June 30, 2012 and is expected to be recognized over a weighted-average period of 3.98 years.

The following table summarizes restricted stock activity for the six months ended June 30, 2012:

	Shares	Weighted Average Grant-Date Fair Value

Balance, January 1, 2012	31,387	$8.10
Granted	—	—
Forfeited	—	—
Earned and issued	(1,569)	8.10

Balance, June 30, 2012	29,818	$8.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital.  Stock-based compensation expense for restricted stock for the six months ended June 30, 2012 and 2011 was $36 and $0, respectively.  Unrecognized compensation expense for restricted stock awards was $194 at June 30, 2012 and is expected to be recognized over a weighted average period of 3.98 years.

Note 4:        Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month and six-month periods ended June 30, 2012 and 2011.  The factors used in the earnings per common share computation follow:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net income	$85	$43	$236	$99

Basic weighted average shares outstanding	790,966	784,689	790,966	784,689
Less: Average unallocated ESOP shares	(52,661)	(56,846)	(53,184)	(57,369)
Basic average shares outstanding	738,305	727,843	737,782	727,320
Diluted effect of stock options	—	—	—	—
Diluted effect of restricted stock awards	4,533	8	3,689	4

Diluted average shares outstanding	742,838	727,851	741,471	727,324

Basic earnings per share	$.12	$.06	$.32	$.14
Diluted earnings per share	$.11	$.06	$.32	$.14

Options to purchase 73,761 shares at a weighted-average exercise price of $8.10 were outstanding at June 30, 2012 and 2011, but were not included in the computation of diluted earnings per share as the options were considered antidilutive for the periods ended June 30, 2012 and 2011.

Note 5:         Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell.  The amounts advanced under these agreements were $10,103 and $18,482 at June 30, 2012 and December 31, 2011, respectively, and represent short-term SBA and USDA loans.  The securities underlying the agreements are book-entry securities.  All securities are delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities.  These agreements mature by notice by the Company or 30 days by the custodian.  The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

At June 30, 2012 and December 31, 2011, agreements to resell securities purchased were outstanding with the following entities:

	June 30, 2012	December 31, 2011

BCM High Income Fund, LP	$7,163	$8,121
HEC Opportunity Fund, LLC	453	453
Coastal Securities	2,487	9,908

Total	$10,103	$18,482

Note 6:        Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2012:
U.S. government and federal agency	$5,699	$3	$8	$5,694
State and political subdivisions	1,910	2	5	1,907
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	826	22	—	848
Equity securities	453	19	—	472

	$8,888	$46	$13	$8,921

December 31, 2011:
U.S. Government and federal agency	$3,212	$2	$—	$3,214
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	884	22	—	906
Equity securities	451	10	—	461

	$4,547	$34	$—	$4,581

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
June 30, 2012:
U.S. government and federal agencies	$500	$30	$—	$530
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	21	—	—	21
Private-label residential	907	60	—	967

	$1,428	$90	$—	$1,518

December 31, 2011:
U.S. government and federal agencies	$500	$39	$—	$539
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	24	—	—	24
Private-label residential	1,178	96	—	1,274

	$1,702	$135	$—	$1,837

The Company held no securities at June 30, 2012 or December 31, 2011 with a book value that exceeded 10% of total equity, with the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions.  Other than temporary impairments recorded for the six month periods ended June 30, 2012 and 2011 totaled $1 and $0, respectively.

As of June 30, 2012 and December 31, 2011, the Company held investments in Shay Asset Management mutual funds with a fair value of $446 and $442, respectively.  The investments in mutual funds are valued using available market prices.  Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31, 2011, the Company held investments in FNMA and FHLMC common stock with a fair value of $9 and $8, respectively.  The investments in FNMA and FHLMC common stock are valued using available market prices.  Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31, 2011, the Company held investments in other equity securities with a fair value of $17 and $11, respectively.  The Company recorded other-than-temporary impairments on other equity securities of $1 and $0 for the six month periods ended June 30, 2012 and 2011, respectively.  Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of June 30, 2012 and December 31, 2011.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $1,503 and $2,032 as of June 30, 2012 and December 31, 2011, respectively.

There were no sales of available-for-sale securities for the six months ended June 30, 2012 and 2011.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$850	$849	$500	$530
One to five years	4,906	4,905	—	—
Five to ten years	1,654	1,652	—	—
After ten years	199	195	—	—
	7,609	7,601	500	530
Mortgage-backed securities	826	848	928	988
Equity securities	453	472	—	—

Totals	$8,888	$8,921	$1,428	$1,518

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost.  Total fair value of these investments at June 30, 2012 was $3,487, which is approximately 34% of the Company’s available-for-sale and held-to-maturity investment portfolio.  These declines primarily resulted from recent increases in market interest rates.  Management believes the declines in fair value for these securities are not other-than-temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. government and federal agencies	$2,733	$8	$—	$—	$2,733	$8
State and political subdivisions	754	5	—	—	754	5

Total temporarily impaired securities	$3,487	$13	$—	$—	$3,487	$13

December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

Note 7:         Loans

Classes of loans include:

	June 30, 2012	December 31, 2011
Mortgage loans on real estate
One-to-four family	$44,217	$44,339
Home equity lines of credit and other 2nd mortgages	9,829	10,284
Multi-family residential	1,999	1,480
Commercial	25,292	25,192
Farmland	9,429	9,531
Construction and land development	2,581	2,522
Total mortgage loans on real estate	93,347	93,348
Commercial and industrial	5,383	4,241
Agricultural	19,032	14,313
Purchased indirect automobile, net of dealer reserve	7,522	6,223
Other consumer	162	152
	125,446	118,277

Less
Loans in process	7	6
Net deferred loan fees and costs	(3)	(2)
Allowance for loan losses	2,725	2,575

Net loans	$122,717	$115,698

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment.  Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords.  The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets.  The Company’s principal lending activity is the origination of one-to four-family residential mortgage loans but also includes commercial real estate, commercial and industrial, home equity, construction, agricultural and other loans.  The primary lending market is McHenry, Grundy and to a lesser extent Boone Counties in Illinois and Walworth County in Wisconsin.  Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The Company occasionally makes loans to builders and developers “on speculation” to finance the construction of residential property where no buyer for the property has been identified.  At June 30, 2012 and December 31, 2011, there were no construction loans secured by a one-to-four family residential property built on speculation.

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2012 and 2011, and the year ended December 31, 2011:

	Three Months Ended June 30, 2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$602	$193	$311	$603	$141	$304
Provision charged to expense	104	(13)	(23)	6	—	31
Losses charged off	(63)	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$643	$180	$288	$609	$141	$335
Ending balance: individually evaluated for impairment	$128	$56	$233	$36	$—	$255
Ending balance: collectively evaluated for impairment	$515	$124	$55	$573	$141	$80

Loans:
Ending balance	$44,217	$9,829	$1,999	$25,292	$9,429	$2,581
Ending balance: individually evaluated for impairment	$2,457	$167	$905	$1,390	$—	$971
Ending balance: collectively evaluated for impairment	$41,760	$9,662	$1,094	$23,902	$9,429	$1,610

	Three Months Ended June 30, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$127	$270	$123	$1	$—	$2,675
Provision charged to expense	(3)	15	17	1	—	135
Losses charged off	—	—	(27)	—	—	(90)
Recoveries	—	—	5	—	—	5
Balance, end of period	$124	$285	$118	$2	$—	$2,725
Ending balance: individually evaluated for impairment	$—	$—	$5	$—	$—	$713
Ending balance: collectively evaluated for impairment	$124	$285	$113	$2	$—	$2,012

Loans:
Ending balance	$5,383	$19,032	$7,522	$162	$—	$125,446
Ending balance: individually evaluated for impairment	$50	$—	$16	$—	$—	$5,956
Ending balance: collectively evaluated for impairment	$5,333	$19,032	$7,506	$162	$—	$119,490

	Three Months Ended June 30, 2011
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$444	$147	$35	$607	$5	$293
Provision charged to expense	17	(5)	—	23	70	(15)
Losses charged off	(38)	—	—	(153)	—	—
Recoveries	42	—	—	31	—	—
Balance, end of period	$465	$142	$35	$508	$75	$278
Ending balance: individually evaluated for impairment	$104	$10	$—	$—	$—	$241
Ending balance: collectively evaluated for impairment	$361	$132	$35	$508	$75	$37

Loans:
Ending balance	$44,809	$10,983	$1,579	$25,333	$5,031	$2,458
Ending balance: individually evaluated for impairment	$2,559	$148	$—	$—	$—	$615
Ending balance: collectively evaluated for impairment	$42,250	$10,835	$1,579	$25,333	$5,031	$1,843

	Three Months Ended June 30, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$96	$212	$72	$2	$—	$1,913
Provision charged to expense	(2)	22	15	2	—	127
Losses charged off	—	—	(9)	—	—	(200)
Recoveries	—	—	3	—	—	76
Balance, end of period	$94	$234	$81	$4	$—	$1,916
Ending balance: individually evaluated for impairment	$18	$—	$11	$1	$—	$385
Ending balance: collectively evaluated for impairment	$76	$234	$70	$3	$—	$1,531

Loans:
Ending balance	$4,643	$15,572	$5,544	$244	$—	$116,196
Ending balance: individually evaluated for impairment	$102	$—	$40	$1	$—	$3,465
Ending balance: collectively evaluated for impairment	$4,541	$15,572	$5,504	$243	$—	$112,731

	Six Months Ended June 30, 2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$549	$248	$287	$533	$143	$374
Provision charged to expense	167	(66)	1	76	(2)	16
Losses charged off	(73)	(2)	—	—	—	(55)
Recoveries	—	—	—	—	—	—
Balance, end of period	$643	$180	$288	$609	$141	$335
Ending balance: individually evaluated for impairment	$128	$56	$233	$36	$—	$255
Ending balance: collectively evaluated for impairment	$515	$124	$55	$573	$141	$80

Loans:
Ending balance	$44,217	$9,829	$1,999	$25,292	$9,429	$2,581
Ending balance: individually evaluated for impairment	$2,457	$167	$905	$1,390	$—	$971
Ending balance: collectively evaluated for impairment	$41,760	$9,662	$1,094	$23,902	$9,429	$1,610

	Six Months Ended June 30, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$125	$215	$95	$6	$—	$2,575
Provision charged to expense	(1)	70	51	(4)	—	308
Losses charged off	—	—	(34)	—	—	(164)
Recoveries	—	—	6	—	—	6
Balance, end of period	$124	$285	$118	$2	$—	$2,725
Ending balance: individually evaluated for impairment	$—	$—	$5	$—	$—	$713
Ending balance: collectively evaluated for impairment	$124	$285	$113	$2	$—	$2,012

Loans:
Ending balance	$5,383	$19,032	$7,522	$162	$—	$125,446
Ending balance: individually evaluated for impairment	$50	$—	$16	$—	$—	$5,956
Ending balance: collectively evaluated for impairment	$5,333	$19,032	$7,506	$162	$—	$119,490

	Six Months Ended June 30, 2011
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$352	$150	$34	$629	$5	$291
Provision charged to expense	194	(3)	1	11	70	(13)
Losses charged off	(125)	(5)	—	(163)	—	—
Recoveries	44	—	—	31	—	—
Balance, end of period	$465	$142	$35	$508	$75	$278
Ending balance: individually evaluated for impairment	$104	$10	$—	$—	$—	$241
Ending balance: collectively evaluated for impairment	$361	$132	$35	$508	$75	$37

Loans:
Ending balance	$44,809	$10,983	$1,579	$25,333	$5,031	$2,458
Ending balance: individually evaluated for impairment	$2,559	$148	$—	$—	$—	$615
Ending balance: collectively evaluated for impairment	$42,250	$10,835	$1,579	$25,333	$5,031	$1,843

	Six Months Ended June 30, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$97	$206	$105	$4	$—	$1,873
Provision charged to expense	(3)	28	11	—	—	296
Losses charged off	—	—	(40)	—	—	(333)
Recoveries	—	—	5	—	—	80
Balance, end of period	$94	$234	$81	$4	$—	$1,916
Ending balance: individually evaluated for impairment	$18	$—	$11	$1	$—	$385
Ending balance: collectively evaluated for impairment	$76	$234	$70	$3	$—	$1,531

Loans:
Ending balance	$4,643	$15,572	$5,544	$244	$—	$116,196
Ending balance: individually evaluated for impairment	$102	$—	$40	$1	$—	$3,465
Ending balance: collectively evaluated for impairment	$4,541	$15,572	$5,504	$243	$—	$112,731

	Year Ended December 31, 2011
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of year	$352	$150	$34	$629	$5	$291
Provision charged to expense	453	103	313	28	138	121
Losses charged off	(302)	(5)	(60)	(162)	—	(50)
Recoveries	46	—	—	38	—	12
Balance, end of year	$549	$248	$287	$533	$143	$374
Ending balance: individually evaluated for impairment	$239	$120	$259	$—	$—	$329
Ending balance: collectively evaluated for impairment	$310	$128	$28	$533	$143	$45

Loans:
Ending balance	$44,339	$10,284	$1,480	$25,192	$9,531	$2,522
Ending balance: individually evaluated for impairment	$3,775	$268	$917	$1,390	$—	$1,027
Ending balance: collectively evaluated for impairment	$40,564	$10,016	$563	$23,802	$9,531	$1,495

	Year Ended December 31, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$97	$206	$105	$4	$—	$1,873
Provision charged to expense	28	9	122	4	—	1,319
Losses charged off	—	—	(139)	(2)	—	(720)
Recoveries	—	—	7	—	—	103
Balance, end of year	$125	$215	$95	$6	$—	$2,575
Ending balance: individually evaluated for impairment	$21	$—	$2	$5	$—	$975
Ending balance: collectively evaluated for impairment	$104	$215	$93	$1	$—	$1,600

Loans:
Ending balance	$4,241	$14,313	$6,223	$152	$—	$118,277
Ending balance: individually evaluated for impairment	$50	$—	$9	$5	$—	$7,441
Ending balance: collectively evaluated for impairment	$4,191	$14,313	$6,214	$147	$—	$110,836

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$38,920	$9,505	$1,094	$21,270	$9,429	$1,610
Watch	2,518	157	—	2,314	—	—
Special Mention	322	—	—	318	—	—
Substandard	2,457	167	905	1,390	—	971

Total	$44,217	$9,829	$1,999	$25,292	$9,429	$2,581

	June 30, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$4,308	$19,032	$7,506	$162	$112,836
Watch	865	—	—	—	5,854
Special Mention	160	—	—	—	800
Substandard	50	—	16	—	5,956

Total	$5,383	$19,032	$7,522	$162	$125,446

	December 31, 2011
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$38,473	$9,841	$563	$21,905	$9,531	$1,495
Watch	1,801	138	—	1,557	—	—
Special Mention	290	37	—	340	—	—
Substandard	3,775	268	917	1,390	—	1,027

Total	$44,339	$10,284	$1,480	$25,192	$9,531	$2,522

	December 31, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$2,967	$14,313	$6,214	$147	$105,449
Watch	1,051	—	—	—	4,547
Special Mention	173	—	—	—	840
Substandard	50	—	9	5	7,441

Total	$4,241	$14,313	$6,223	$152	$118,277

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

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$2,320	$746	$1,415	$4,481	$39,736	$44,217	$—
Home equity lines of credit and other 2nd mortgages	30	33	101	164	9,665	9,829	—
Multi-family	—	—	—	—	1,999	1,999	—
Commercial	2,176	—	—	2,176	23,116	25,292	—
Farmland	—	—	—	—	9,429	9,429	—
Construction and land development	—	—	—	—	2,581	2,581	—

Total real estate loans	4,526	779	1,516	6,821	86,526	93,347	—

Commercial and industrial	7	—	16	23	5,360	5,383	—
Agriculture	—	—	—	—	19,032	19,032	—
Consumer loans:
Purchased indirect automobile	16	—	—	16	7,506	7,522	—
Other	—	—	—	—	162	162	—

Total consumer loans	16	—	—	16	7,668	7,684	—

Total	$4,549	$779	$1,532	$6,860	$118,586	$125,446	$—

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$2,321	$1,366	$1,590	$5,277	$39,062	$44,339	$—
Home equity lines of credit and other 2nd mortgages	88	—	239	327	9,957	10,284	—
Multi-family	—	—	—	—	1,480	1,480	—
Commercial	—	74	—	74	25,118	25,192	—
Farmland	—	—	—	—	9,531	9,531	—
Construction and land development	—	—	—	—	2,522	2,522	—

Total real estate loans	2,409	1,440	1,829	5,678	87,670	93,348	—

Commercial and industrial	—	—	—	—	4,241	4,241	—
Agriculture	—	—	—	—	14,313	14,313	—
Consumer loans:
Purchased indirect automobile	9	—	—	9	6,214	6,223	—
Other	—	—	5	5	147	152	—

Total consumer loans	9	—	5	14	6,361	6,375	—

Total	$2,418	$1,440	$1,834	$5,692	$112,585	$118,277	$—

At June 30, 2012 and December 31, 2011, the Company held $19,032 and $14,313 in agricultural production loans and $9,429 and $9,531, respectively in farmland loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farmland, and the effects of the current severe drought conditions locally and nationwide could significantly affect the repayment ability for many agriculture and farmland loan customers, as well as commercial loan customers whose businesses depend on or are related to farming.

At June 30, 2012 and December 31, 2011, the Company held $25,292 and $25,192 in commercial real estate loans and $2,581 and $2,522 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area.  Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

Loans contractually delinquent 30 days or more increased $1,168 from December 31, 2011 to $6,860 at June 30, 2012 primarily as a result of an increase in delinquent commercial real estate loans of $2,102, partially offset by a decrease in delinquent one-to-four family real estate loans of $796.

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

The following tables present impaired loans at June 30, 2012, June 30, 2011 and December 31, 2011, respectively:

	Six Months Ended June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$943	$1,021	$—	$1,026	$12	$12
Home equity lines of credit and other 2nd mortgages	108	110	—	109	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	695	8	8
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,051	1,131	—	1,830	21	21

Commercial and industrial	50	50	—	25	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total consumer loans	—	—	—	—	—	—

Total loans	$1,101	$1,181	$—	$1,855	$21	$21

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,514	$1,538	$128	$2,090	$24	$24
Home equity lines of credit and other 2nd mortgages	59	59	56	108	1	1
Multi-family	905	965	233	911	10	10
Commercial	1,390	1,390	36	695	8	8
Farmland	—	—	—	—	—	—
Construction and land development	971	1,106	255	999	11	11

Total real estate loans	4,839	5,058	708	4,803	54	54

Commercial and industrial	—	—	—	25	1	1
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	16	16	5	12	—	—
Other	—	—	—	3	—	—

Total consumer loans	16	16	5	15	—	—

Total loans	4,855	5,074	713	4,843	55	55

Total	$5,956	$6,255	$713	$6,698	$76	$76

	Six Months Ended June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,456	$1,527	$—	$1,162	$21	$21
Home equity lines of credit and other 2nd mortgages	128	138	—	94	2	2
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,584	1,665	—	1,256	23	23

Commercial and industrial	5	5	—	2	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	1	—	—

Total consumer loans	—	—	—	1	—	—

Total loans	$1,589	$1,670	$—	$1,259	$23	$23

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,103	$1,103	$104	$721	$16	$16
Home equity lines of credit and other 2nd mortgages	20	20	10	27	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	541	—	—
Farmland	—	—	—	—	—	—
Construction and land development	615	657	241	640	9	9

Total real estate loans	1,738	1,780	355	1,929	25	25

Commercial and industrial	97	97	18	98	2	2
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	40	40	11	83	1	1
Other	1	1	1	1	—	—

Total consumer loans	41	41	12	84	1	1

Total loans	1,876	1,918	385	2,111	28	28

Total	$3,465	$3,588	$385	$3,370	$51	$51

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$967	$3	$3	$1,105	$8	$8
Home equity lines of credit and other 2nd mortgages	108	—	—	91	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,075	3	3	1,196	9	9

Commercial and industrial	45	—	—	2	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	1	—	—

Total consumer loans	—	—	—	1	—	—

Total loans	$1,120	$3	$3	$1,199	$9	$9

Loans with a specific allowance
Real estate loans:
One-to-four family	$2,057	$6	$6	$606	$10	$10
Home equity lines of credit and other 2nd mortgages	69	—	—	31	—	—
Multi-family	908	2	2	—	—	—
Commercial	1,390	4	4	713	—	—
Farmland	—	—	—	—	—	—
Construction and land development	972	3	3	653	9	9

Total real estate loans	5,396	15	15	2,003	19	19

Commercial and industrial	25	—	—	98	1	1
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	13	—	—	86	—	—
Other	—	—	—	1	1	1

Total consumer loans	13	—	—	87	1	1

Total loans	5,434	15	15	2,188	21	21

Total	$6,554	$18	$18	$3,387	$30	$30

	December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,109	$1,245	$—	$988	$47	$47
Home equity lines of credit and other 2nd mortgages	111	111	—	85	4	4
Multi-family	—	—	—	—	—	—
Commercial	1,390	1,390	—	695	33	33
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	2,610	2,746	—	1,768	84	84

Commercial and industrial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	1	—	—

Total consumer loans	—	—	—	1	—	—

Total loans	$2,610	$2,746	$—	$1,769	$84	$84

Loans with a specific allowance
Real estate loans:
One-to-four family	$2,666	$2,716	$239	$1,503	$72	$72
Home equity lines of credit and other 2nd mortgages	157	157	120	95	5	5
Multi-family	917	977	259	459	22	22
Commercial	—	—	—	541	26	26
Farmland	—	—	—	—	—	—
Construction and land development	1,027	1,107	329	846	41	41

Total real estate loans	4,767	4,957	947	3,444	166	166

Commercial and industrial	50	50	21	75	4	4
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	9	9	2	67	3	3
Other	5	5	5	3	—	—

Total consumer loans	14	14	7	70	3	3

Total loans	4,831	5,021	975	3,589	173	173

Total	$7,441	$7,767	$975	$5,358	$257	$257

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

Given the current adverse economic environment and negative outlook in the residential real estate market, the Company includes in its methodology for the valuation of loans in its real estate portfolio a methodology that applies downward “qualitative” adjustments to the real estate appraised values for residential loans that are deemed impaired.  We believe that these qualitative appraisal adjustments more accurately reflect real estate values in light of the sales experience and economic conditions that we have recently observed.  As a result of the increased TDR’s in residential real estate, the specific and general allowance have been increased in this category since December 31, 2011.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Real estate loans:
One-to-four family	$1,638	$1,890
Home equity lines of credit and other 2nd mortgages	—	—
Multi-family	905	917
Commercial	1,390	—
Farmland	—	—
Construction and land development	971	1,027

Total real estate loans	4,904	3,834

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$4,904	$3,834

The following table represents loans modified as troubled debt restructures during the six month period ended June 30, 2012:

Six Months Ended June 30, 2012
	Number of Modifications	Recorded Investment

Real estate loans:
One-to-four family	1	$65
Home equity lines of credit and other 2nd mortgages	—	—
Multi-family	—	—
Commercial	1	1,390
Farmland	—	—
Construction and land development	—	—

Total real estate loans	2	1,455

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	2	$1,455

There were no loans modified as troubled debt restructures during the three month period ended June 30, 2012.

During the six month period ended June 30, 2012, the Company modified one residential real estate loan, with a recorded investment of $65 prior to modification, which was deemed a TDR.  The modification involved both an interest rate and maturity concession, which resulted in an impairment loss of $1 based upon the present value of expected future cash flows.  During the six months ended June 30, 2012, the Company modified one commercial real estate loan totaling $1,390 involving a maturity concession only, which resulted in no impairment loss and specific allowances of $36 based upon the fair value of the collateral.

As of June 30, 2012 there were no loans in default that had been modified within the previous 12 months as a troubled debt restructuring.

The following table presents the Company’s nonaccrual loans at June 30, 2012 and December 31, 2011.  Nonaccrual loans include troubled debt restructurings of $3,891 and $3,834 at June 30, 2012 and December 31, 2011, respectively, all of which are performing according to the terms of the restructuring.

	June 30, 2012	December 31, 2011

Mortgages on real estate:
One-to-four family	$2,457	$3,775
Home equity lines of credit and other 2nd mortgages	125	268
Multi-family residential	905	917
Commercial	1,390	1,390
Construction and land development	970	1,027
Commercial and industrial	50	50
Purchased indirect automobile	—	—
Other consumer	—	5

Total	$5,897	$7,432

Note 8:         Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula.

The Company owned $2,660 and $6,549 or 26,596 and 65,489 shares, respectively, of Federal Home Loan Bank stock of the Federal Home Loan Bank of Chicago (FHLB) as of June 30, 2012 and December 31, 2011.  Management performed an analysis and deemed the cost method investment in FHLB stock was ultimately recoverable.

In 2012 and 2011, the FHLB declared and paid quarterly dividends.

During 2012, the Company redeemed $3,889 of its excess stock at its carrying amount.  At June 30, 2012, the Company had excess stock of $1,847.

On July 16, 2012, the FHLB announced that it will be repurchasing approximately $150,000 in excess capital stock held by its members or approximately 33% of the excess capital stock outstanding, effective August 15, 2012.

On April 18, 2012, the FHLB announced that its Board of Directors and its regulator, the Federal Housing Finance Agency (FHFA), had agreed to terminate the Consent Cease and Desist Order, effective immediately.  The FHLB can now declare quarterly dividends without the consent of the FHFA subject to two stipulations:

•	The dividend payment must be at or below the average of the three-month LIBOR for that quarter.

•	Paying the dividend will not result in the FHLB’s retained earnings falling below the level at the previous year-end.

Note 9:         Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net unrealized gains (losses) on securities available-for-sale	$(11)	$48	$—	$43
Less reclassification adjustment for loss on other than temporary impairment of equity securities	—	—	1	—
Other comprehensive income (loss), before tax effect	(11)	48	(1)	43
Less tax expense (benefit)	(4)	17	—	16

Other comprehensive income (loss)	$(7)	$31	$(1)	$27

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30, 2012	December 31, 2011

Net unrealized gain on securities available-for-sale	$33	$34
Tax effect	11	11

Net-of-tax amount	$22	$23

Note 10:       Income Taxes

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Six Months Ended June 30,
	2012	2011

Computed at the statutory rate (34%)	$82	$38
Decrease resulting from
Tax exempt interest	(1)	(2)
Changes in deferred tax valuation allowance	(40)	1
Cash surrender value of life insurance	(21)	(23)
Other	(15)	—

Actual expense	$5	$14

Tax expense as a percentage of pre-tax income	2.07%	12.39%

The decrease in the valuation allowance of $40 in 2012 is due to the reversal of a portion of the previous valuation allowance related to the capital losses.  As further discussed in Note 8, the Federal Home Loan Bank of Chicago (FHLB) announced on July 16, 2012 that it will be repurchasing approximately 33% of the excess capital stock outstanding, effective August 15, 2012.  In addition, the FHLB repurchased $3,889 of the Company’s excess FHLB stock investment during the six months ended June 30, 2012.  Management believes the Company has capital gains to enable a portion of the capital losses to be utilized prior to expiration.

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

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Available-for-sale securities:
US Government and federal agency	$5,694	$—	$5,694	$—
State and political subdivisions	1,907	—	1,907	—
Mortgage-backed securities – GSE residential	848	—	848	—
Equity securities	472	17	455	—

Mortgage servicing rights	318	—	—	318

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Available-for-sale securities:
US Government and federal agency	$3,214	$—	$3,214	$—
Mortgage-backed securities – GSE residential	906	—	906	—
Equity securities	461	11	450	—

Mortgage servicing rights	310	—	—	310

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended June 30, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include equity securities in FNMA and FHLMC common stock as well as shares in publicly traded financial institutions.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy.  Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential), municipal securities, and mutual funds.  Municipal securities are generally priced using a matrix pricing model.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  As of June 30, 2012 and December 31, 2011, there were no securities classified as Level 3.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, January 1, 2012	$310

Total realized and unrealized gains and losses included in net income	56
Servicing rights that result from asset transfers	34
Loans refinanced	(82)

Balance, June 30, 2012	$318

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012:

Impaired loans (collateral dependent)	$5,243	$—	$—	$5,243
Foreclosed assets	485	—	—	485

December 31, 2011:

Impaired loans (collateral dependent)	$3,706	$—	$—	$3,706
Foreclosed assets	932	—	—	932

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Controller’s office.  Appraisals are reviewed for accuracy and consistency by the Controller’s office.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Controller’s office by comparison to historical results.  Fair value adjustments on impaired loans were $21 at June 30, 2012 compared to $(570) at December 31, 2011.

Foreclosed Assets

Foreclosed assets consist primarily of real estate owned.  Real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Controller’s office.  Appraisals are reviewed for accuracy and consistency by the Controller’s office.  Appraisers are selected from the list of approved appraisers maintained by management.  Fair value adjustments on foreclosed assets were $(485) at June 30, 2012 compared to $(107) at December 31, 2011.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$5,243	Market comparable properties	Marketability discount	10%	–	30%	(22%)
Foreclosed assets	485	Market comparable properties	Comparability adjustments (%)	Not available

Mortgage servicing rights	318	Discounted cash flow	Discount rate	9%	–	11%	(10%)
			PSA standard prepayment model rate	383	–	561	(476)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012, and the estimated fair values of the Company’s financial instruments at December 31, 2011.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Financial assets
Cash and cash equivalents	$14,289	$14,289	$—	$—
Interest-bearing deposits with other financial institutions	8,627	8,627	—	—
Held-to-maturity securities	1,428	—	1,428	—
Loans, net of allowance for loan losses	122,717	—	124,721	—
Federal Home Loan Bank stock	2,660	—	2,660	—
Accrued interest receivable	586	—	586	—

Financial liabilities
Deposits	131,788	—	134,293	—
Federal Home Loan Bank advances	16,257	—	16,674	—
Advances from borrowers for taxes and insurance	425	—	425	—
Accrued interest payable	38	—	38	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value

December 31, 2011:
Financial assets
Cash and cash equivalents	$22,227	$22,227
Interest-bearing deposits with other financial institutions	6,235	6,235
Held-to-maturity securities	1,702	1,837
Loans, net of allowance for loan losses	115,698	117,598
Federal Home Loan Bank stock	6,549	6,549
Mortgage servicing rights	310	310
Interest receivable	691	691

Financial liabilities
Deposits	135,069	135,870
Federal Home Loan Bank advances	12,402	12,885
Advances from borrowers for taxes and insurance	388	388
Interest payable	37	37
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—
Letters of credit	—	—
Lines of credit	—	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest-Bearing Deposits with Other Financial Institutions, Federal Home Loan Bank Stock, Accrued Interest Receivable, Accrued Interest Payable and Advances from Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

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

The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance, although compliance will be determined by the Board of Governors of the Federal Reserve System (FRB) which now supervises the Company, and not by the Company.  The requirements of the MOU will remain in effect until the FRB decides to terminate, suspend or modify it.

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

•
The current drought conditions, which may increase the likelihood that our agricultural and farmland loan customers, as well as commercial loan customers whose businesses depend on or are related to agriculture, are unable to make payments on their loans, and which may reduce deposits from such customers as their revenues decrease and expenses increase.

•	increased competition among depository and other financial institutions;

•
our ability to successfully diversify our loan portfolio by increasing commercial and industrial, agricultural and farmland lending while reducing our reliance on residential and commercial real estate lending without experiencing a significant decrease in asset quality;

•	the expenses and diversion of management’s time and attention resulting from our efforts to oppose stockholder nominations;

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

The implementation of this strategy involves achieving and maintaining a portfolio balance that is less dependent on one- to four-family residential and commercial real estate loans and more focused on commercial and industrial, agricultural and farmland loans, with an appropriate balance of home equity lines of credit and other second mortgage loans, purchased indirect automobile loans, consumer loans and construction and land development loans. In December 2009, we hired an experienced agricultural lending officer and commenced an agricultural lending program as part of that strategy.  We have focused our efforts in commercial and industrial lending, agriculture lending and farmland lending, on borrowers seeking loans in the $2.0 million or less range.  We have also sought to reduce our activity and concentration in commercial real estate loans, due to continued significant weakness in commercial real estate values in our market area. During the last several quarters, we curtailed our commercial real estate loan origination and continued to sell most of the one- to four-family residential loans that we originate. Our efforts to curtail commercial real estate origination were offset by our determination to originate selected commercial real estate loans (other than farmland loans) in order to maintain high-quality agricultural and farmland lending customers of our new agricultural lending officer. The majority of our loan activity historically has been, and continues to be, loan origination activity in our market area. As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which differentiates us from larger commercial banks in our primary market area. Historically, we also have purchased a significant number of indirect automobile loans, although during 2008 we determined to substantially reduce our purchases due to loan concentration issues and economic conditions.  We began purchasing indirect automobile loans again in April 2011, with a target portfolio of $8-$9 million. Subject to future market, economic and regulatory conditions, we expect commercial and industrial, farmland, agricultural, and purchased indirect automobile loans will continue to be areas of sound loan growth.

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

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock.  Stock options and restricted stock vest ratably over a five year period, and stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.  At June 30, 2012, there were 4,708 shares available for future option grants under this plan.

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

The national economy, and the local economies within our market areas, remain weak.  The economy has been marked by high unemployment rates, large numbers of foreclosures, and contractions in business and consumer credit.  The national and local unemployment rates have shown some improvement in 2011 and 2012, but remain high.   These conditions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values over the past several quarters. We have experienced high levels of non-performing loans and net charge-offs, although net charge-offs were lower for the six months ended June 30, 2012, compared to the same period in 2011.  Should the housing market and economic conditions in our market area stagnate or continue to deteriorate, it will continue to have a material negative effect on the Company’s business and results of operation.

Current severe drought conditions are expected to reduce the 2012 crop yields in the United States. The repayment of agriculture loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices, increase in interest rates, and changes in weather conditions such as the current drought conditions.  As a result, our agricultural and farmland loan customers, as well as commercial loan customers whose businesses depend on or are related to agriculture, may be unable to make payments on their loans, which could cause our non-performing loans and charge-offs to increase, and may result in the need for additional provisions for loan losses.  We are currently employing a strategy to expand agricultural and farmland activity, which could magnify the effects of the drought on the performance of these types of loans. Loans for crop production generally require 75% or more crop insurance coverage, which provides protection against loss due to lower crop yields as a result of drought conditions. The Company is currently evaluating the impact these conditions may have on its customers.

At June 30, 2012, the Bank was categorized as “well capitalized” under regulatory capital requirements.

On June 30, 2012 in accordance with the MOU, the Bank paid the Company a dividend of $577,000 to fund expenses of the Company.

The following discussion compares the financial condition of Harvard Illinois Bancorp, Inc. and its wholly owned subsidiary, Harvard Savings Bank, at June 30, 2012 to its financial condition at December 31, 2011, and the results of operations for the three months and six months ended June 30, 2012 to the same periods in 2011.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

FINANCIAL CONDITION

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets at June 30, 2012 increased $1.3 million or 0.8% to $170.5 million from $169.2 million at December 31, 2011.  Total liabilities increased $1.0 million or 0.7% to $151.6 million at June 30, 2012 from $150.6 million at December 31, 2011.  The modest changes in total assets and liabilities were consistent with our strategy to limit growth of our balance sheet in the current economic environment.

Cash and cash equivalents decreased $7.9 million to $14.3 million at June 30, 2012 from $22.2 million at December 31, 2011.  Cash and cash equivalents includes securities purchased under agreements to resell which decreased $8.4 million to $10.1 million at June 30, 2012 from $18.5 million at December 31, 2011.  These agreements represent short-term cash investment alternatives that are over-collateralized with collateral that is guaranteed by the “full faith and credit” of the United States government.  Interest-bearing deposits with other financial institutions increased $2.4 million to $8.6 million at June 30, 2012 from $6.2 million at December 31, 2011.  These deposits are certificates of deposit we have placed with other financial institutions with terms from three months to five years and are fully covered by FDIC deposit insurance.  Available-for-sale securities increased $4.3 million to $8.9 million at June 30, 2012 from $4.6 million at December 31, 2011.  This increase was primarily due to purchases of  U.S. government and federal agency debt securities and securities of state and political subdivisions of $4.5 million and $1.9 million, respectively.  Held-to-maturity securities totaled $1.4 million at June 30, 2012, a decrease of $274,000 from $1.7 million at December 31, 2011 as a result of maturities and pay-downs on those securities and no purchases.  The investment in those deposits and securities were based on liquidity and yield considerations.

Loans, net increased $7.0 million to $122.7 million at June 30, 2012 from $115.7 million at December 31, 2011.  During the first six months of 2012, loan originations, advances and purchases were $37.3 million, which were offset by $7.0 million in loans sold, $22.9 million of loan repayments and payoffs, net of $164,000 in charge offs, a net increase in allowance for loan losses of $150,000 and transfers to foreclosed assets of $125,000.  The increase in loans during 2012 was due primarily to increases of $4.7 million, $1.3 million, $519,000 and $1.1 million in the agriculture, purchased indirect automobile, multi-family residential real estate, and commercial and industrial loan portfolios, respectively.  This increase reflects the execution of our strategy to reduce asset duration and loan concentrations by expanding our agriculture, farmland and commercial and industrial lending activity, and reducing the concentration of residential real estate and commercial real estate loans in our portfolio.  These increases were offset primarily by decreases in total one- to four-family loans of $122,000 and home equity lines of credit and other second mortgages of $455,000.  The decrease in our one- to four-family loans during 2012 was primarily due to repayments, early payoffs and $5.1 million in loans sold to Fannie Mae, which generated $83,000 in net gains on loan sales, offset by loan originations of $8.2 million.  Our portfolio of one- to four-family loans serviced for others decreased $369,000 to $63.6  million at June 30, 2012 from $63.9 million at December 31, 2011.

All other assets, consisting of premises and equipment, Federal Home Loan Bank stock, foreclosed assets held for sale, accrued interest receivable, deferred income taxes, bank-owned life insurance, mortgage servicing rights and other assets decreased $4.1 million to $14.6 million at June 30, 2012 from $18.7 million at December 31, 2011.  The largest component of other assets was our investment in bank-owned life insurance, which increased $64,000 to $4.3 million at June 30, 2012 from $4.2 million at December 31, 2011.  The largest change was in Federal Home Loan Bank stock, which decreased $3.9 million to $2.7 million at June 30, 2012 from $6.5 million at December 31, 2011; in 2012 the Company redeemed $3.9 million of its excess stock at its carrying amount.  At June 30, 2012, the Company’s deferred tax asset relating to unused capital loss carryovers and unrealized capital losses on other than temporary impairment of equity securities totaled $415,000.  Management has established a valuation allowance for portions of that deferred tax asset of $297,000 at June 30, 2012, a non-recurring decrease of $40,000 over the December 31, 2011 balance of $337,000.  The decrease in the valuation allowance in 2012 was due to the reversal of a previous valuation allowance related to capital losses.  The Company now believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

Total deposits decreased $3.3 million to $131.8 million at June 30, 2012 from $135.1 million at December 31, 2011.  Demand deposits increased $332,000 to $5.6 million at June 30, 2012 from $5.2 million at December 31, 2011, primarily due to commercial account growth.  Savings, NOW and money market accounts totaled $49.7 million at June 30, 2012 compared to $49.0 million at December 31, 2011, an increase of $661,000.  Certificates of deposit, including brokered certificates, decreased $4.3 million to $76.6 million at June 30, 2012 from $80.9 million at December 31, 2011.  Certificates of deposit decreased modestly as we continued to follow our pricing discipline in a competitive environment to lower our cost of funds.  Federal Home Loan Bank advances increased $3.9 million to $16.3 million from $12.4 million at June 30, 2012 as the Bank borrowed $5 million in short-term floating-rate advances in June 2012 to maintain sufficient liquidity levels while funding loan growth offset by repayments.  Non-interest bearing liabilities increased $458,000 to $3.5 million at June 30, 2012 from $3.1 million at December 31, 2011.  The largest component of non-interest bearing liabilities is deferred compensation which increased $40,000 in 2012 to $2.3 million at June 30, 2012 from $2.2 million at December 31, 2011.

Total stockholders’ equity increased by $298,000 to $19.0 million at June 30, 2012 from $18.7 million at December 31, 2011.  The increase resulted primarily from net income of $236,000 for the six months ended June 30, 2012.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General. Net income for the three months ended June 30, 2012 was $85,000, compared to $43,000 for the three months ended June 30, 2011, an increase of $42,000 or 97.7%.  The increase in net income was due to increases  in net interest income and noninterest income of $161,000 and $14,000, respectively, partially offset by a increases in the provision for loan losses, noninterest expense and the provision for income taxes of $8,000, $108,000 and $17,000, respectively.

Interest and Dividend Income. Total interest and dividend income increased $22,000 or 1.2% to $1.8 million for the three months ended June 30, 2012 from the same period in 2011.  Average interest-earning assets increased $1.0 million to $157.7 million for the three months ended June 30, 2012 from $156.7 million for the same quarter in 2011, and the average yield increased 3 basis points to 4.62% from 4.59%.  The modest increase in yield reflected the impact of an increase in loans, which more than offset lower reinvestment rates and the decreases in yield on those assets during the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.  Interest and fees on loans increased $62,000 during the period as the average balance of loans increased $10.1 million to $123.9 million primarily due to originations and purchases of loans outpacing repayments and sales of loans, which more than offset the lower average yield on loans, which decreased 27 basis points to 5.56% from 5.83%.  Interest income on securities and other interest-earning assets decreased $40,000 for the three months ended June 30, 2012 compared to the year ago period as average balances decreased $9.1 million, primarily due to stronger loan demand, and the average yield on those assets decreased 12 basis points to 1.17% from 1.29% due to the lower interest rate environment.

Interest Expense.  Total interest expense decreased $139,000 or 24.0% to $441,000 for the three months ended June 30, 2012 from $580,000 for the same period in 2011.  Interest expense on deposit accounts decreased $121,000 or 25.6% to $352,000 for the three months ended June 30, 2012 from $473,000 for the same period in 2011.  This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $105,000 during the period while interest expense on savings, NOW and money market accounts decreased $16,000.  The cost of savings, NOW and money market accounts decreased 15 basis points to 0.15%, which more than offset the $3.2 million increase in the average balances of these accounts during the three months ended June 30, 2012 from the three months ended June 30, 2011.  The average balance in certificates of deposits and brokered certificates of deposit decreased $2.8 million, with the cost of these deposits decreasing 47 basis points to 1.72% during the three months ended June 30, 2012 from the three months ended June 30, 2011.  The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and the declining market interest rates for deposits.

Interest expense on Federal Home Loan Bank advances decreased $18,000 to $89,000 for the three months ended June 30, 2012 from $107,000 for the three months ended June 30, 2011.  The average balance of advances decreased $1.6 million while the average cost of this funding decreased 19 basis points for the three months ended June 30, 2012 from the comparable period in 2011.  The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances.  The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2012 compared to 2011.

Net Interest Income.  Net interest income increased $161,000 or 13.2% to $1.4 million for the three months ended June 30, 2012 from $1.2 million for the three months ended June 30, 2011, primarily as a result of an increase in our net interest rate spread of 41 basis points to 3.37% from 2.96%.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 112.07% for the three months ended June 30, 2012 from 110.41% for the same period in 2011.  Our net interest margin also increased 39 basis points to 3.50% from 3.11%.  The increases in our net interest rate spread and net interest margin reflected the impact of an increase in average loans, the more rapid repricing of all deposit products at lower rates, and the maturity of higher cost fixed–rate fixed–term Federal Home Loan Bank advances.

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

Based upon our evaluation of these factors, a provision of $135,000 was recorded for the three months ended June 30, 2012, an increase of $8,000 or 6.3% from $127,000 for the three months ended June 30, 2011.  The provision for loan losses reflected net charge offs of $85,000 for the three months ended June 30, 2012, compared to $124,000 for the three months ended June 30, 2011.  The allowance for loan losses was $2.7 million, or 2.17% of total loans at June 30, 2012, compared to $2.6 million, or 2.18% of total loans at December 31, 2011.  At June 30, 2012, we had identified substandard loans totaling $6.0 million, all of which were considered impaired, and established an allowance for loan losses of $713,000.  At December 31, 2011, we considered all substandard loans totaling $7.4 million impaired and established an allowance for loan losses of $975,000.  We used the same methodology in assessing the allowance for each period.

The allowance as a percent of nonperforming loans decreased to 46.21% at June 30, 2012 from 55.94% at June 30, 2011, primarily due to a 72.2% increase in nonperforming loans to $5.9 million at June 30, 2012, compared to $3.4 million at June 30, 2011.  Net charge-offs as a percent of average total loans outstanding decreased to 0.27% for the quarter ended June 30, 2012 from 0.44% for the same quarter in 2011, due to a decrease in net charge-offs of $39,000 to $85,000, and by a $10.1 million increase in average loans outstanding to $123.9 million.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2012 and 2011, respectively.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of June 30, 2012 and December 31, 2011 (dollars in thousands).

	June 30, 2012			December 31, 2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Real estate loans:
One-to-four-family	$643	23.60%	35.25%	$549	21.32%	37.49%
Home equity line of credit and other 2nd mortgage	180	6.61	7.84	248	9.63	8.69
Multi-family	288	10.57	1.59	287	11.15	1.25
Commercial	609	22.35	20.16	533	20.70	21.30
Farmland	141	5.17	7.52	143	5.55	8.06
Construction and land development	335	12.29	2.05	374	14.52	2.13
Total real estate loans	2,196	80.59	74.41	2,134	82.87	78.92
Commercial and industrial	124	4.55	4.29	125	4.86	3.59
Agriculture	285	10.46	15.17	215	8.35	12.10
Consumer loans:
Purchased indirect automobile	118	4.33	6.00	95	3.69	5.26
Other	2	0.07	0.13	6	0.23	0.13
Total consumer loans	120	4.40	6.13	101	3.92	5.39
Unallocated	—	—		—	—	—

Total allowance for loan losses	$2,725	100.00%	100.00%	$2,575	100.00%	100.00%

The increase in the allowance for loan losses allocated to one-to-four family real estate loans was primarily due to an increase in the required level of reserves for loans individually and collectively evaluated for impairment.  The decrease in the allowance for loan losses allocated to home equity lines of credit and other second mortgage loans was primarily due to a decrease in the balance and required reserves for impaired loans.  The increase in the allowance for loan losses allocated to commercial real estate loans was primarily due to one impaired loan secured by an office building in our market area with a balance of $1.4 million, which required a higher specific reserve of $36,000 and was deemed a troubled debt restructuring in 2012.  The decrease in the allowance for loan losses allocated to construction and land development real estate loans was largely due to an additional charge-off of $55,000 taken on a troubled debt restructuring secured by a residential subdivision in our market area with a balance of $557,000 in 2012.  The increase in the allowance for loan losses allocated to agriculture and purchased indirect automobile loans was primarily due to the increase in the balance of performing loans of $4.7 million and $1.3 million, respectively.

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At June 30, 2012	At December 31, 2011

Non-accrual loans:
Real estate loans:
One-to four-family	$2,457	$3,775
Home equity lines of credit and other 2nd mortgage	125	268
Multi-family residential	905	917
Commercial	1,390	1,390
Farmland	—	—
Construction and land development	970	1,027

Total real estate loans	5,847	7,377

Commercial and industrial	50	50
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	5

Total consumer loans	—	5

Total non-accrual loans	5,897	7,432

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—

Total of nonaccrual and 90 days or more past due loans	5,897	7,432

Other real estate owned:
One-to four family	248	335
Commercial	710	825

Total other real estate owned	958	1,160

Repossessed automobiles	26	26

Total non-performing assets	6,881	8,618

Troubled debt restructurings (not included in nonaccrual loans above)	1,013	—

Total non-performing assets and troubled debt restructurings	$7,894	$8,618

Total non-performing loans to total loans	4.70%	6.28%
Total non-performing assets to total assets	4.03%	5.09%
Total non-performing loans and troubled debt restructurings to total loans	5.51%	6.28%
Total non-performing assets and troubled debt restructurings to total assets	4.63%	5.09%

Total non-performing assets, including troubled debt restructurings, decreased $724,000 or 8.4% to $7.9 million at June 30, 2012, compared to $8.6 million at December 31, 2011.  Total non-performing assets, including troubled debt restructurings, to total assets was 4.03% and 5.09% at June 30, 2012 and December 31, 2011, respectively.  Troubled debt restructurings included in nonaccrual loans totaled $3.9 million at June 30, 2012, compared to $3.8 million at December 31, 2011.

Non-accrual one- to four-family real estate loans totaled $2.5 million at June 30, 2012 and consisted of 23 loans secured by properties located in our market area.  Those loans included 3 loans that totaled $625,000 that are troubled debt restructurings, which resulted in charge-offs of $1,000 during the six months ended June 30, 2012.  Those troubled debt restructurings were all performing according to the terms of the restructuring.  Non-accrual one-to-four family real estate loans at June 30, 2012 included 3 loans totaling $277,000 that were in the process of foreclosure, and resulted in charge-offs of $33,000 during the six months ended June 30, 2012.  We have established impairment allowances of $128,000 on the non-performing one-to-four family real estate loans at June 30, 2012.  There were 2 loans secured by one-to-four family real estate totaling $1.0 million that were modified in troubled debt restructurings in 2011, which were returned to accrual status during the six months ended June 30, 2012, and reclassified as watch loans from substandard loans.

Non-accrual home equity lines of credit and other second mortgage loans totaled $125,000 at June 30, 2012 and consisted of 4 loans secured by properties located in our market area.  We have established impairment allowances of $16,000 on the non-performing home equity lines of credit and other second mortgage loans at June 30, 2012.

Non-accrual multi-family real estate loans totaled $905,000 at June 30, 2012 and consisted of one loan secured by a senior-assisted living center in our market area that was modified in a troubled debt restructuring in 2011.  That troubled debt restructuring was performing according to the terms of the restructuring at June 30, 2012.  We have established impairment allowances of $233,000 on the non-performing multi-family loan at June 30, 2012.

Non-accrual commercial real estate loans totaled $1.4 million at June 30, 2012 and consisted of one loan secured by non-owner occupied property located in our market area.  Although contractually current at June 30, 2012, the loan has not established a stable payment history and was deemed a troubled debt restructuring in 2012.  The anchor tenant of the property is a state agency.  We have established an impairment allowance of $36,000 on the non-performing commercial real estate loan at June 30, 2012.

Non-accrual construction and land development loans totaled $970,000 at June 30, 2012 and consisted of two troubled debt restructurings secured by properties located in our market area, both performing according to the terms of the restructuring as of June 30, 2012.  A residential subdivision real estate loan with a balance at June 30, 2012 of $557,000 was refinanced in a troubled debt restructuring in 2011, and resulted in a $55,000 charge-off during the six months ended June 30, 2012.  Only one lot has been sold since the loan was restructured in 2011.  We have established an impairment allowance of $228,000 on that non-performing land development loan at June 30, 2012.  A commercial land development loan secured by property in our market area with a balance at June 30, 2012 of $413,000 was refinanced in a troubled debt restructuring in 2011.  We have established an impairment allowance of $27,000 on that non-performing land development loan at June 30, 2012.

Other nonperforming loans totaled $50,000 at June 30, 2012.  No impairment allowances have been established on those loans at June 30, 2012.

Other real estate owned totaled $958,000 at June 30, 2012, which consisted of three single-family homes and two commercial real estate properties located in our market area.  The properties are carried at estimated fair value less costs to sell, based upon new appraisals obtained in 2010-2012.  Losses related to write-downs on those properties totaled $157,000 during the six months ended June 30, 2012.  In addition, we had $26,000 of repossessed automobiles at June 30, 2012.

The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at June 30, 2012 and December 31, 2011.  Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list (in thousands).

	June 30, 2012	December 31, 2011

Watch loans	$5,854	$4,547
Special Mention loans	800	840
Substandard loans	5,956	7,441

Total watch list loans	$12,610	$12,828

The $1.3 million net increase in watch list loans during the six months ended June 30, 2012 is primarily due to loans secured by one-to-four family real estate that were previously classified as substandard that were reclassified as watch loans and returned to accrual status during the six months ended June 30, 2012, after consideration of the borrowers’ sustained repayment performance.

Noninterest Income.  Noninterest income increased $14,000 or 11.9% to $132,000 for the three months ended June 30, 2012 from $118,000 for the three months ended June 30, 2011.  The increase in noninterest income was primarily due to an increase in loan servicing fees of $5,000 and a decrease in net losses on loan sales of $11,000 for the three months ended June 30, 2012, compared to the same period in 2011.  Losses on loan sales included the net decrease in fair value of mortgage servicing rights of $47,000 and $53,000 for the three months ended June 30, 2012 and 2011, those decreases were primarily due to the significant increase in prepayment speeds for the servicing portfolio during the second quarter of 2012 and 2011.  Net realized gains of $22,000 and $17,000 were recognized on loans sold of $1.3 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively.

Noninterest Expense.  Noninterest expense increased $108,000 or 9.3% to $1.3 million for the three months ended June 30, 2012 from $1.2 million for the three months ended June 30, 2011.  Increases in compensation and benefits, professional fees, office supplies, indirect automobile loan servicing fee, foreclosed assets net, and other expense in 2012 compared to 2011 of $18,000, $84,000, $3,000, $10,000, $8,000 and $47,000, respectively, were partially offset by decreases in occupancy, data processing, marketing, and federal deposit insurance of $9,000, $32,000, $4,000 and $17,000, respectively.  The increase in compensation and benefits in 2012 was primarily due to higher benefit costs, including the impact of the 2011 Equity Incentive Plan approved in the second quarter of 2011 and the subsequent grants of options and restricted stock under the Plan.  The increases in professional fees and other expense in 2012 were primarily due to fees incurred to support the Board of Directors’ nominees for Director in a contested election occurring at the May 24, 2012 annual meeting of stockholders.  The increase in indirect automobile loan servicing fee in 2012 is primarily due to the higher average balance of loans serviced in that period.  The increase in foreclosed assets, net, was due primarily to higher losses and write-downs on foreclosed assets held for sale of $51,000 for the three months ended June 30, 2012, compared to $36,000 for the same period in 2011.  The decrease in data processing expense in 2012 was due primarily to lower costs associated with the long-term contract renewal with our data center in 2012.  The decrease in FDIC insurance premiums in 2012 was due to a reduced fee structure.

Provision (Benefit) for Income Taxes.  The provision for income taxes was $22,000 for the three months ended June 30, 2012 compared to $5,000 for the same period in 2011, an increase of $17,000.  The higher income tax expense for the second quarter of 2012 reflects an increase of $59,000 in pre-tax income, compared to 2012.  The effective tax expense as a percent of pre-tax income was 20.6% for the three months ended June 30, 2012, compared to an effective tax expense as a percent of pre-tax income of 10.4% for the three months ended June 30, 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General.  Net income for the six months ended June 30, 2012 was $236,000, compared to net income of $99,000 for the six months ended June 30, 2011, an increase of $137,000 or 138.4%.  The increase in net income was due to increases in net interest income and noninterest income of $332,000 and $57,000, respectively, and a decrease in the provision for income taxes of $9,000, partially offset by increases in the provision for loan losses and noninterest expense of $12,000 and $249,000, respectively.

Interest and Dividend Income.  Total interest and dividend income increased $46,000 or 1.3% to $3.7 million for the six months ended June 30, 2012 from $3.6 million for the same period in 2011.  Average interest-earning assets increased $2.2 million to $158.4 million for the six months ended June 30, 2012 from $156.2 million for the same period in 2011, and the average yield was unchanged at 4.62%.  The increase in total interest and dividend income was primarily due to the increase in average interest-earning assets and an increase in loan balance in 2012, which more than offset a decline in the interest rate environment for nearly all asset categories.  Interest and fees on loans increased $88,000 for the first half of 2012 compared to the same period in 2011 as the average balance of loans increased $7.5 million to $122.0 million primarily due to originations and purchases of loans outpacing repayments and sales of loans, offset partially by the average yield on loans which decreased 21 basis points to 5.65% from 5.86%.  Interest income on securities and other interest-earning assets decreased $42,000 for the six months ended June 30, 2012 compared to the year ago period as the average yield on those assets decreased 6 basis points to 1.16% from 1.22% due to the lower interest rate environment, and the average balances of those assets decreased $5.3 million due to stronger loan demand.

Interest Expense.  Total interest expense decreased $286,000 or 23.9% to $911,000 for the six months ended June 30, 2012 from $1.2 million for the same period in 2011.  Interest expense on deposit accounts decreased $238,000 or 24.5% to $733,000 for the six months ended June 30, 2012 from $971,000 for the same period in 2011.  This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $204,000, while interest expense on savings, NOW and money market accounts decreased $34,000 during the period.  The average balance in certificates of deposits and brokered certificates of deposit decreased $1.5 million, with the cost of these deposits decreasing 48 basis points to 1.77% for the six months ended June 30, 2012 from 2.25% for the same period in 2011.  The average balances of savings, NOW and money market accounts increased $2.6 million while the cost of these deposits decreased 15 basis points to 0.16% during the six months ended June 30, 2012 from the 0.31% for the six months ended June 30, 2011.  The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and promotional events pricing, and the declining market interest rates for deposits.

Interest expense on Federal Home Loan Bank advances decreased $48,000 to $178,000 for the six months ended June 30, 2012 from $226,000 for the six months ended June 30, 2011.  The average balance of advances decreased $1.2 million while the average cost of this funding decreased 46 basis points to 2.85% for the six months ended June 30, 2012 from 3.31% for the comparable period in 2011.  The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances.  The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2012 compared to 2011.

Net Interest Income.  Net interest income increased $332,000 or 13.8% to $2.7 million for the six months ended June 30, 2012 from $2.4 million for the six months ended June 30, 2011, primarily as a result of an increase in our net interest rate spread of 41 basis points to 3.34% from 2.93%.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 111.59% for the six months ended June 30, 2012 from 110.00% for the same period in 2011.  Our net interest margin also increased 37 basis points to 3.46% from 3.09%.  The increases in our net interest rate spread and net interest margin reflected the impact of an increase in average loans and the more rapid repricing of all deposit products at lower rates.

Provision for Loan Losses.

The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	2012	2011

Allowance at beginning of period	$2,575	$1,873
Provision for loan losses	308	296
Charge-offs:
Real estate loans:
One-to four family	73	125
Home equity line of credit and other 2nd mortgage	2	5
Commercial	—	163
Construction and land development	55	—

Total charge-offs, real estate loans	130	293
Consumer loans:
Purchased indirect automobile	34	40
Other	—	—
Total charge-offs, consumer loans	34	40
Total charge-offs	164	333

Recoveries:
Real estate loans:
One-to four family	—	44
Commercial	—	31
Total recoveries, real estate loans	—	75
Commercial and industrial	—	—
Consumer loans:
Purchased indirect automobile	6	5
Other	—	—
Total recoveries, consumer loans	6	5
Total recoveries	6	80

Net charge-offs	(158)	(253)

Allowance at end of period	$2,725	$1,916

Allowance to non-performing loans	46.21%	55.94%
Allowance to total loans outstanding at the end of the period	2.17%	1.65%
Net charge-offs to average total loans outstanding during the period	0.26%	0.44%

A provision of $308,000 was recorded for the six months ended June 30, 2012, an increase of $12,000 or 4.1% from $296,000 for the same period in 2011.  The provision for loan losses reflected net charge offs of $158,000 or 0.26% of average total loans for the first half of 2012, compared to $253,000 or 0.44% of average total loans for the first half of 2011.  Substandard loans decreased $1.5 million to $6.0 million during the six months ended June 30, 2012, while the related specific loss allowances for those loans decreased $262,000 to $713,000.  Substandard loans increased $191,000 to $3.5 million during the six months ended June 30, 2011, while the related specific loss allowances for those loans decreased $192,000 to $385,000.  The larger provision in 2012 was impacted by the $7.2 million growth in total loans, primarily agricultural loans, during the six months ended June 30, 2012 compared to the $1.2 million increase in total loans during the same period in 2011.  We used the same methodology in assessing the allowance for each period.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended June 30, 2012 and 2011, respectively.

The allowance as a percent of nonperforming loans decreased to 46.21% at June 30, 2012 from 55.94% at June 30, 2011.  Nonperforming loans increased to $5.9 million at June 30, 2012, compared to $3.4 million at June 30, 2011, an increase of $2.5 million or 72.2%.

Noninterest Income.  Noninterest income increased $57,000 or 16.0% to $413,000 for the six months ended June 30, 2012 from $356,000 for the six months ended June 30, 2011.  The increase was primarily related to net gains on loan sales which increased $44,000 to $91,000 for the six months ended June 30, 2012, compared to $47,000 for the same period in 2011.  Loans sold during the six months ended June 30, 2012 totaled $7.0 million, compared to $2.9 million during the same period in 2011.  Gains on loan sales included the net increase in fair value of mortgage servicing rights of $8,000 and $12,000 for the six months ended June 30, 2012 and 2011, respectively.

Noninterest Expense.  Noninterest expense increased $249,000 or 10.6% to $2.6 million for the six months ended June 30, 2012 from $2.4 million for the six months ended June 30, 2011.  Increases in compensation and benefits, professional fees,  indirect automobile loan servicing fee, foreclosed assets net, and other expense in 2012 compared to 2011 of $88,000, $162,000, $13,000, $41,000, and $64,000, respectively, were partially offset by decreases in occupancy, data processing, marketing, office supplies and federal deposit insurance of $25,000, $55,000, $7,000, $1,000 and $31,000, respectively.  The increase in compensation and benefits in 2012 was primarily due to higher benefit costs, including the impact of the 2011 Equity Incentive Plan approved in the second quarter of 2011 and the subsequent grants of options and restricted stock under the Plan.  The increases in professional fees and other expense in 2012 were primarily due to fees incurred to support the Board of Directors’ nominees for Director in a contested election occurring at the May 24, 2012 annual meeting of stockholders.  The increase in indirect automobile loan servicing fee in 2012 is primarily due to the higher average balance of loans serviced in that period.  The increase in foreclosed assets, net, was due primarily to higher losses and write-downs on foreclosed assets held for sale of $171,000 for the six months ended June 30, 2012, compared to $96,000 for the same period in 2011.  The decrease in data processing expense in 2012 was due primarily to lower costs associated with the long-term contract renewal with our data center in 2012.  The decrease in FDIC insurance premiums in 2012 was due to a reduced fee structure.

Provision (Benefit) for Income Taxes.  The provision for income taxes decreased $9,000 to $5,000 for the six months ended June 30, 2012 compared to $14,000 for the same period in 2011.  The effective tax expense as a percent of pre-tax income was 2.1% for the six months ended June 30, 2012, compared to the effective tax expense as a percent of pre-tax income of 12.4% for the same period in 2011.  The smaller provision for income taxes in 2012 reflects the impact of a $40,000 non-recurring decrease in valuation allowances recorded for deferred tax assets related to capital losses on equity securities, offset partially by a higher level of pre-tax income as compared to 2011.  The Company believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities were $1.3 million and $979,000 for the six months ended June 30, 2012 and 2011, respectively.  Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and interest-bearing deposits and pay downs on mortgage-backed securities.  For the six months ended June 30, 2012, net cash provided by investing activities included $3.9 million of proceeds from the redemption of Federal Home Loan Bank stock.  Net cash provided by (used in) investing activities were $(9.9) million and $960,000 for the six months ended June 30, 2012 and 2011, respectively.  Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings.  The net cash provided by (used in) financing activities was $611,000 and $(861,000) for the six months ended June 30, 2012 and 2011, respectively.

The Bank is required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank’s actual ratios at June 30, 2012 and the required minimums to be considered adequately capitalized are shown in the table below.  In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.  Accordingly, Harvard Savings Bank was categorized as well capitalized at June 30, 2012.  The Bank’s actual ratios at June 30, 2012 were lower than at December 31, 2011 due primarily to a dividend paid by the Bank to the Company of $577,000 on June 30, 2012.  Management is not aware of any conditions or events since the most recent notification that would change our category.

	June 30, 2012 Actual	December 31, 2011 Actual	Minimum Required

Tier 1 capital to average assets	9.9%	9.9%	4%
Tier 1 capital to risk-weighted assets	12.5%	12.8%	4%
Total capital to risk-weighted assets	13.7%	14.0%	8%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at June 30, 2012 and December 31, 2011 (in thousands).

	June 30, 2012	December 31, 2011

Commitments to fund loans	$14,869	$11,653
Standby letters of credit	6	6

Certificates of deposit that are scheduled to mature in less than one year from June 30, 2012 totaled $27.5 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest- earning assets:
Interest -earning deposits	$10,490	$22	0.84%	$9,257	$32	1.38%
Securities purchased under agreements to resell	12,356	26	0.84%	20,063	56	1.12%
Securities, tax-exempt	916	2	0.87%	115	2	6.96%
Securities, taxable	6,997	46	2.63%	6,978	48	2.75%
Loans	123,894	1,721	5.56%	113,745	1,659	5.83%
Federal Home Loan Bank stock	3,091	3	0.39%	6,549	1	0.06%
Total interest earning assets	157,744	1,820	4.62%	156,707	1,798	4.59%
Non-interest earning assets	11,142			11,656

Total assets	$168,886			$168,363

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$17,340	5	0.12%	$16,208	12	0.30%
NOW and money market accounts	34,463	15	0.17%	32,433	24	0.30%
Certificates of deposit	75,535	313	1.66%	78,315	418	2.13%
Brokered certificates of deposit	1,499	19	5.07%	1,499	19	5.07%
Federal Home Loan Bank advances	11,919	89	2.99%	13,475	107	3.18%
Total interest-bearing liabilities	140,756	441	1.25%	141,930	580	1.63%
Non-interest-bearing deposits	5,121			4,324
Other non-interest-bearing liabilities	3,762			3,340
Total liabilities	149,639			149,594
Equity	19,247			18,769

Total liabilities and equity	$168,886			$168,363

Net interest income		$1,379			$1,218

Interest rate spread			3.37%			2.96%

Net interest margin			3.50%			3.11%

Average interest earning assets to average interest-bearing liabilities			112.07%			110.41%

The following table sets forth the changes in interest income and interest expense resulting from the changes in interest rate and changes in volume of the Company’s interest-earning assets and interest-earning liabilities (in thousands).

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(15)	$5	$(10)
Securities purchased under agreements to resell	(12)	(18)	(30)
Securities, tax-exempt	—	—	—
Securities, taxable	(2)	—	(2)
Loans	(71)	133	62
Federal Home Loan Bank stock	2	—	2

Total	(98)	120	22

Interest Expense:

Savings accounts	(8)	1	(7)
NOW and money market accounts	(11)	2	(9)
Certificates of deposit	(91)	(14)	(105)
Brokered certificates of deposit	—	—	—
Federal Home Loan Bank advances	(6)	(12)	(18)

Total	(116)	(23)	(139)

Increase in net interest income	$18	$143	$161

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest- earning assets:
Interest -earning deposits	$9,601	$45	0.94%	$10,252	$67	1.31%
Securities purchased under agreements to resell	15,931	68	0.85%	17,753	96	1.08%
Securities, tax-exempt	458	2	0.87%	291	7	4.81%
Securities, taxable	6,313	91	2.88%	6,798	80	2.35%
Loans	122,006	3,444	5.65%	114,536	3,356	5.86%
Federal Home Loan Bank stock	4,075	5	0.25%	6,549	3	0.09%
Total interest earning assets	158,384	3,655	4.62%	156,179	3,609	4.62%
Non-interest earning assets	11,219			11,970

Total assets	$169,603			$168,149

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$17,028	10	0.12%	$15,782	23	0.29%
NOW and money market accounts	34,070	30	0.18%	32,696	51	0.31%
Certificates of deposit	76,859	655	1.70%	78,348	859	2.19%
Brokered certificates of deposit	1,499	38	5.07%	1,499	38	5.07%
Federal Home Loan Bank advances	12,476	178	2.85%	13,658	226	3.31%
Total interest-bearing liabilities	141,932	911	1.28%	141,983	1,197	1.69%
Non-interest-bearing deposits	4,983			4,211
Other non-interest-bearing liabilities	3,530			3,212
Total liabilities	150,445			149,406
Equity	19,158			18,743

Total liabilities and equity	$169,603			$168,149

Net interest income		$2,744			$2,412

Interest rate spread			3.34%			2.93%

Net interest margin			3.46%			3.09%

Average interest earning assets to average interest-bearing liabilities			111.59%			110.00%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(18)	$(4)	$(22)
Securities purchased under agreements to resell	(19)	(9)	(28)
Securities, tax-exempt	(17)	12	(5)
Securities, taxable	16	(5)	11
Loans	(113)	201	88
Federal Home Loan Bank stock	3	(1)	2

Total	(148)	194	46

Interest Expense:

Savings accounts	(15)	2	(13)
NOW and money market accounts	(23)	2	(21)
Certificates of deposit	(188)	(16)	(204)
Brokered certificates of deposit	—	—	—
Federal Home Loan Bank advances	(29)	(19)	(48)

Total	(255)	(31)	(286)

Increase (decrease) in net interest income	$107	$225	$332

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting.  During the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

Not required for smaller reporting companies.

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

HARVARD ILLINOIS BANCORP, INC.
Registrant

Date: August 10, 2012	/s/ Duffield J. Seyller III
Duffield Seyller III
President and Chief Executive Officer

/s/ Donn L. Claussen
Donn L. Claussen
Executive Vice President and Chief Financial Officer