Form 10-Q
period 2012-09-30
Harvard Illinois Bancorp, Inc.
filed 2012-11-09
CIK 1471266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

As of November 9, 2012, 816,076 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD ILLINOIS BANCORP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS
		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Comprehensive Income	5

	Consolidated Statements of Stockholders’ Equity	6

	Consolidated Statements of Cash Flows	7

	Notes to the Consolidated Financial Statements	8-46

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47-65

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	66

PART II	OTHER INFORMATION	67

Item 1.	Legal Proceedings	67
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	67

	Signatures	68

EXHIBITS

Exhibit 31.1	Section 302 Certification
Exhibit 31.2	Section 302 Certification
Exhibit 32.1	Section 906 Certification

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to the Consolidated Financial Statements.(1)

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited) September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$856	$941
Interest-bearing demand deposits in banks	3,064	2,804
Securities purchased under agreements to resell	14,199	18,482

Cash and cash equivalents	18,119	22,227

Interest-bearing deposits with other financial institutions	8,129	6,235
Available-for-sale securities	8,312	4,581
Held-to-maturity securities, at amortized cost (estimated fair value of $1,397 and $1,837 at September 30, 2012 and December 31, 2011, respectively)	1,346	1,702
Loans, net of allowance for loan losses $2,550 and $2,575 at September 30, 2012 and December 31, 2011, respectively	117,097	115,698
Premises and equipment, net	3,421	3,525
Federal Home Loan Bank stock, at cost	1,913	6,549
Foreclosed assets held for sale	783	1,186
Accrued interest receivable	825	691
Deferred income taxes	2,007	1,803
Bank-owned life insurance	4,326	4,232
Mortgage servicing rights	280	310
Other	317	478

Total assets	$166,875	$169,217
Liabilities and Equity
Liabilities
Deposits
Demand	$5,033	$5,239
Savings, NOW and money market	48,858	48,990
Certificates of deposit	75,218	79,341
Brokered certificates of deposit	1,500	1,499

Total deposits	130,609	135,069

Federal Home Loan Bank advances	13,215	12,402
Advances from borrowers for taxes and insurance	188	388
Deferred compensation	2,309	2,242
Accrued interest payable	37	37
Other	1,217	417

Total liabilities	147,575	150,555

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 816,076 shares issued and outstanding at September 30, 2012 and December 31, 2011	8	8
Additional paid-in capital	6,948	6,852
Unearned ESOP shares, at cost	(513)	(544)
Amount reclassified on ESOP shares	(122)	(80)
Retained earnings	12,951	12,403
Accumulated other comprehensive income, net of tax	28	23

Total stockholders’ equity	19,300	18,662

Total liabilities and stockholders’ equity	$166,875	$169,217

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2012	2011	2012	2011

Interest and Dividend Income
Interest and fees on loans	$1,724	$1,725	$5,168	$5,081
Securities
Taxable	41	58	132	138
Tax-exempt	5	1	7	8
Securities purchased under agreements to resell	33	42	101	138
Other	24	28	74	98

Total interest and dividend income	1,827	1,854	5,482	5,463

Interest Expense
Deposits	346	445	1,079	1,416
Federal Home Loan Bank advances	87	104	265	330

Total interest expense	433	549	1,344	1,746

Net Interest Income	1,394	1,305	4,138	3,717

Provision for Loan Losses	174	597	482	893

Net Interest Income After Provision for Loan Losses	1,220	708	3,656	2,824

Noninterest Income
Customer service fees	64	69	195	193
Brokerage commission income	5	5	25	22
Net realized gains (losses) on loan sales	17	(21)	108	26
Losses on other than temporary impairment of equity securities	—	(3)	(1)	(3)
Loan servicing fees	46	45	150	138
Bank-owned life insurance income, net	30	33	92	101
Other	3	3	9	10

Total noninterest income	165	131	578	487

Noninterest Expense
Compensation and benefits	604	598	1,907	1,813
Occupancy	122	121	366	390
Data processing	82	110	265	348
Professional fees	28	58	315	183
Marketing	18	23	46	58
Office supplies	7	13	34	41
Federal deposit insurance	37	21	111	126
Indirect automobile loan servicing fee	28	24	82	65
Foreclosed assets, net	30	105	201	235
Other	62	99	299	272

Total noninterest expense	1,018	1,172	3,626	3,531

Income (Loss) Before Income Taxes	367	(333)	608	(220)

Provision (Benefit) for Income Taxes	55	(124)	60	(110)

Net Income (Loss)	$312	$(209)	$548	$(110)

Earnings (Loss) Per Share
Basic (Note 4)	.42	$(.29)	$.74	$(.15)
Diluted	.42	(.29)	.74	(.15)

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income (Loss)	$312	$(209)	$548	$(110)

Other Comprehensive Income (Loss)
Unrealized appreciation on available-for-sale securities, net of taxes of $3 and $(1) for the three months ended September 30, 2012 and 2011, respectively and $3 and $14 for the nine months ended September 30, 2012 and 2011, respectively	6	—	6	27
Less: reclassification adjustment for loss on other-than-temporary impairment of equity securities included in net income, net of taxes of $0 and $(1) for the three months ended September 30, 2012 and 2011, respectively, and $0 and $(0) for the nine months ended September 30, 2012 and 2011, respectively	—	(2)	(1)	(2)

Comprehensive Income (Loss)	$318	$(211)	$553	$(85)

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Amount Reclassified On ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the Nine Months Ended September 30, 2012 (unaudited)

Balance, January 1, 2012	$8	$6,852	$(544)	$(80)	$12,403	$23	$18,662

Net income	—	—	—	—	548	—	548

Other comprehensive income	—	—	—	—	—	5	5

ESOP shares earned, 3,139 shares	—	2	31	—	—	—	33

Stock-based compensation expense	—	94	—	—	—	—	94

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(42)	—	—	(42)

Balance, September 30, 2012	$8	$6,948	$(513)	$(122)	$12,951	$28	$19,300

For the Nine Months Ended September 30, 2011 (unaudited)

Balance, January 1, 2011	$8	$6,799	$(590)	$(26)	$12,399	$(4)	$18,586

Comprehensive loss:

Net loss	—	—	—	—	(110)	—	(110)

Other comprehensive income	—	—	—	—	—	25	25

ESOP shares earned, 3,139 shares	—	(1)	35	—	—	—	34

Stock-based compensation expense	—	27	—	—	—	—	27

Issuance of 31,387 shares of restricted stock (rounded to less than $1)	—	—	—	—	—	—	—

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(44)	—	—	(44)

Balance, September 30, 2011	$8	$6,825	$(555)	$(70)	$12,289	$21	$18,518

See accompanying notes to the unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2012	2011

Operating Activities
Net income (loss)	$548	$(110)
Items not requiring (providing) cash
Depreciation	153	150
Provision for loan losses	482	893
Amortization (accretion) of premiums and discounts on securities	(13)	10
Deferred income taxes	(207)	(284)
Net realized gains on loan sales	(108)	(26)
Loss on other than temporary impairment of equity securities	1	3
Losses and write down on foreclosed assets held for sale	198	195
Bank-owned life insurance income, net	(92)	(101)
Originations of loans held for sale	(11,931)	(6,539)
Proceeds from sales of loans held for sale	12,069	6,606
ESOP compensation expense	33	34
Stock-based compensation expense	94	27
Changes in
Accrued interest receivable	(134)	130
Other assets	159	143
Accrued interest payable	—	(10)
Deferred compensation	67	53
Other liabilities	758	76
Net cash provided by operating activities	2,077	1,250

Investing Activities
Net (increase) decrease in interest-bearing deposits	(1,894)	5,063
Purchases of available-for-sale securities	(7,049)	(3,392)
Proceeds from maturities and pay-downs of available-for-sale securities	3,293	3,090
Proceeds from maturities and pay-downs of held-to-maturity securities	401	618
Net change in loans	(2,051)	(6,377)
Purchase of premises and equipment	(49)	(41)
Proceeds from redemption of Federal Home Loan Bank stock	4,636	—
Proceeds from sale of foreclosed assets	375	631
Net cash used in investing activities	(2,338)	(408)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(338)	(58)
Net decrease in certificates of deposit, including brokered certificates	(4,122)	(1,033)
Net decrease in advances from borrowers for taxes and insurance	(200)	(195)
Proceeds from Federal Home Loan Bank advances	7,500	12,200
Repayments of Federal Home Loan Bank advances	(6,687)	(11,662)
Net cash used in financing activities	(3,847)	(748)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,108)	94

Cash and Cash Equivalents, Beginning of Period	22,227	17,963

Cash and Cash Equivalents, End of Period	$18,119	$18,057

Supplemental Cash Flows Information
Interest paid	$1,344	$1,756
Income taxes paid	122	135
Foreclosed assets acquired in settlement of loans	166	1,356

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates.  In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2012 and December 31, 2011, and the results of its operations for the three and nine month periods ended September 30, 2012 and 2011.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 included as part of Harvard Illinois Bancorp, Inc.’s Form 10-K (File No. 000-53935) (2011 Form 10-K) filed with the Securities and Exchange Commission on March 27, 2012.

The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the 2011 Form 10–K.

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

Participants receive the shares at the end of employment.  Because the Company’s stock is not traded on an established market, as of September 30, 2012, it is required to provide the participants in the Plan with a put option to repurchase their shares.  This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

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

A summary of ESOP shares is as follows:

	September 30, 2012	December 31, 2011

Allocated shares	8,370	4,185
Shares released for allocation	3,139	4,185
Unearned shares	51,266	54,405

Total ESOP shares	62,775	62,775

Fair value of unearned ESOP shares	$462	$490

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

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock.  Of the 73,761 stock options granted, 63,167 were qualified stock options and 10,594 were nonqualified.  Stock options and restricted stock vest ratably over a five year period, and stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.  At September 30, 2012, there were 4,708 shares available for future option grants under this plan.

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2012	73,761	$8.10
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, September 30, 2012	73,761	$8.10	8.73	$184	(1)

Exercisable, September 30, 2012	14,752	$8.10	8.73	$37

(1)  Based on closing price of $10.60 per share on September 30, 2012.

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

During the nine months ended September 30, 2012, 14,752 options vested.  Stock-based compensation expense for stock options for the nine months ended September 30, 2012 and 2011 was $46 and $14, respectively.  Total unrecognized compensation cost related to stock options was $227 at September 30, 2012 and is expected to be recognized over a weighted-average period of 3.73 years.

The following table summarizes restricted stock activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant-Date Fair Value

Balance, January 1, 2012	31,387	8.10
Granted	—	—
Forfeited	—	—
Earned and issued	(1,569)	8.10

Balance, September 30, 2012	29,818	$8.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital.  Stock-based compensation expense for restricted stock for the nine months ended September 30, 2012 and 2011 was $48 and $13, respectively.  Unrecognized compensation expense for restricted stock awards was $181 at September 30, 2012 and is expected to be recognized over a weighted average period of 3.73 years.

Note 4:         Earnings (Loss) Per Common Share (“EPS”)

Basic and diluted earnings (loss) per common share are presented for the three-month and nine-month periods ended September 30, 2012 and 2011.  The factors used in the earnings per common share computation follow:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Net income (loss)	$312	$(209)	$548	$(110)

Basic weighted average shares outstanding	790,966	786,374	790,966	786,374
Less: Average unallocated ESOP shares	(51,615)	(55,800)	(52,661)	(56,846)

Basic average shares outstanding	739,351	730,574	738,305	729,528

Diluted effect of stock options	—	—	—	—

Diluted effect of restricted stock awards	3,377	—	4,478	—

Diluted average shares outstanding	742,728	730,574	742,783	729,528

Basic earnings per share	$.42	$(.29)	$.74	$(.15)

Diluted earnings per share	$.42	$(.29)	$.74	$(.15)

Options to purchase 73,761 shares at a weighted-average exercise price of $8.10 were outstanding at September 30, 2012 and 2011, but were not included in the computation of diluted earnings per share as the options were considered antidilutive for the periods ended September 30, 2012 and 2011.

Note 5:         Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell.  The amounts advanced under these agreements were $14,199 and $18,482 at September 30, 2012 and December 31, 2011, respectively, and represent short-term SBA and USDA loans.  The securities underlying the agreements are book-entry securities.  All securities are delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities.  These agreements mature by notice by the Company or 30 days by the custodian.  The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

At September 30, 2012 and December 31, 2011, agreements to resell securities purchased were outstanding with the following entities:

	September 30, 2012	December 31, 2011

BCM High Income Fund, LP	$7,259	$8,121
HEC Opportunity Fund, LLC	453	453
Coastal Securities	6,487	9,908

Total	$14,199	$18,482

Note 6:         Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
September 30, 2012:
U.S. government and federal agency	$4,445	$8	$(16)	$4,437
State and political subdivisions	2,581	8	(5)	2,584
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	790	23	—	813
Equity securities	454	24	—	478

	$8,270	$63	$(21)	$8,312

December 31, 2011:
U.S. Government and federal agency	$3,212	$2	$—	$3,214
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	884	22	—	906
Equity securities	451	10	—	461

	$4,547	$34	$—	$4,581

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
September 30, 2012:
U.S. government and federal agencies	$500	$26	$—	$526
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	19	—	—	19
Private-label residential	827	25	—	852

	$1,346	$51	$—	$1,397

December 31, 2011:
U.S. government and federal agencies	$500	$39	$—	$539
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	24	—	—	24
Private-label residential	1,178	96	—	1,274

	$1,702	$135	$—	$1,837

The Company held no securities at September 30, 2012 or December 31, 2011 with a book value that exceeded 10% of total equity, with the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations, and state and political subdivisions.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions.  Other than temporary impairments recorded for the nine month periods ended September 30, 2012 and 2011 totaled $1 and $3, respectively.

As of September 30, 2012 and December 31, 2011, the Company held investments in Shay Asset Management mutual funds with a fair value of $451 and $442, respectively.  The investments in mutual funds are valued using available market prices.  The Company recorded other-than-temporary impairments on the investments in mutual funds of $0 and $1 for the nine month periods ended September 30, 2012 and 2011, respectively.  Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, the Company held investments in FNMA and FHLMC common stock with a fair value of $10 and $8, respectively.  The investments in FNMA and FHLMC common stock are valued using available market prices.  Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, the Company held investments in other equity securities with a fair value of $17 and $11, respectively.  The Company recorded other-than-temporary impairments on other equity securities of $1 and $2 for the nine month periods ended September 30, 2012 and 2011, respectively.  Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of September 30, 2012 and December 31, 2011.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $960 and $2,032 as of September 30, 2012 and December 31, 2011, respectively.

There were no sales of available-for-sale securities for the nine months ended September 30, 2012 and 2011.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$596	$596	$—	$—
One to five years	4,856	4,848	500	526
Five to ten years	1,376	1,381	—	—
After ten years	198	196	—	—
	7,026	7,021	500	526
Mortgage-backed securities	790	813	846	871
Equity securities	454	478	—	—

Totals	$8,270	$8,312	$1,346	$1,397

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost.  Total fair value of these investments at September 30, 2012 was $2,687, which is approximately 28% of the Company’s available-for-sale and held-to-maturity investment portfolio.  These declines primarily resulted from recent increases in market interest rates.  Management believes the declines in fair value for these securities are not other-than-temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012:

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. government and federal agencies	$1,468	$16	$—	$—	$1,468	$16
State and political subdivisions	1,219	5	—	—	1,219	5

Total temporarily impaired securities	$2,687	$21	$—	$—	$2,687	$21

December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

Note 7:         Loans

Classes of loans include:

	September 30, 2012	December 31, 2011
Mortgage loans on real estate
One-to-four family	$42,703	$44,339
Home equity lines of credit and other 2nd mortgages	9,664	10,284
Multi-family residential	478	1,480
Commercial	22,428	25,192
Farmland	9,978	9,531
Construction and land development	2,809	2,522
Total mortgage loans on real estate	88,060	93,348
Commercial and industrial	5,014	4,241
Agricultural	19,092	14,313
Purchased indirect automobile, net of dealer reserve	7,354	6,223
Other consumer	124	152
	119,644	118,277

Less
Loans in process	—	6
Net deferred loan fees and costs	(3)	(2)
Allowance for loan losses	2,550	2,575

Net loans	$117,097	$115,698

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

All one-to-four family residential loans up to $500,000, vacant land loans up to $250,000, and any consumer loans require approval of our retail loan committee consisting of five officers.  All such loan approvals are reported at the next board meeting following said approval.  All secured commercial loans, including agricultural loans, up to $1,500,000 and unsecured loans up to $250,000 must be approved by our commercial credit management committee, which currently consists of our Chief Executive Officer, Executive Vice President, our Vice President – Commercial Loan Officer and our Secretary/Treasurer.  These approvals are reported at the next board meeting following said approval.  All other loans must be approved by the board.

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

Home Equity Loans

The Company originates variable-rate home equity lines-of-credit and, to a lesser extent, fixed- and variable-rate loans secured by liens on the borrower’s primary residence.  Home equity products are generally limited to 75% of the property value less any other mortgages.  Prior to 2009, home equity loans were originated up to 90% of the property value to our customers where we serviced their first lien mortgage loan.  The same underwriting standards are used for home equity lines-of-credit and loans as used for one-to-four family residential mortgage loans.  The home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal.  The product has a rate ceiling of 18%.  Home equity loans with fixed-rate terms typically amortize over a period of up to 20 years.  Home equity lines-of-credit provide for an initial draw period of up to five years, with monthly payments of interest calculated on the outstanding balance.  At the end of the initial five years, the line may be paid in full or restructured at our then current home equity program.

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

The Company no longer makes loans to builders and developers “on speculation” to finance the construction of residential property where no buyer for the property has been identified.  At September 30, 2012 and December 31, 2011, there were no construction loans secured by a one-to-four family residential property built on speculation.

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

Loans to individuals for the construction of their residences typically run for up to seven months and then convert to permanent loans.  These construction loans have rates and terms comparable to one-to-four family residential loans offered.  During the construction phase, the borrower pays interest only at a fixed rate.  The maximum loan-to-value ratio of owner-occupied single-family construction loans is 75% that are originated for our portfolio.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2012 and 2011, and the year ended December 31, 2011:
	Three Months Ended September 30, 2012 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$643	$180	$288	$609	$141	$335
Provision charged to expense	260	19	(264)	(29)	—	135
Losses charged off	(191)	(20)	—	—	—	(117)
Recoveries	—	—	—	—	—	—
Balance, end of period	$712	$179	$24	$580	$141	$353
Ending balance: individually evaluated for impairment	$87	$45	$—	$103	$—	$157
Ending balance: collectively evaluated for impairment	$625	$134	$24	$477	$141	$196

Loans:
Ending balance	$42,703	$9,664	$478	$22,428	$9,978	$2,809
Ending balance: individually evaluated for impairment	$2,289	$45	$—	$1,390	$—	$852
Ending balance: collectively evaluated for impairment	$40,414	$9,619	$478	$21,038	$9,978	$1,957

	Three Months Ended September 30, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$124	$285	$118	$2	$—	$2,725
Provision charged to expense	37	10	8	(2)	—	174
Losses charged off	(16)	—	(8)	—	—	(352)
Recoveries	—	—	2	1	—	3
Balance, end of period	$145	$295	$120	$1	$—	$2,550
Ending balance: individually evaluated for impairment	$7	$—	$10	$—	$—	$409
Ending balance: collectively evaluated for impairment	$138	$295	$110	$1	$—	$2,141

Loans:
Ending balance	$5,014	$19,092	$7,354	$124	$—	$119,644
Ending balance: individually evaluated for impairment	$7	$—	$38	$—	$—	$4,621
Ending balance: collectively evaluated for impairment	$5,007	$19,092	$7,316	$124	$—	$115,023

	Three Months Ended September 30, 2011 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$465	$142	$35	$508	$75	$278
Provision charged to expense	109	41	317	5	41	50
Losses charged off	(32)	—	(60)	—	—	(50)
Recoveries	—	—	—	7	—	—
Balance, end of period	$542	$183	$292	$520	$116	$278
Ending balance: individually evaluated for impairment	$169	$54	$264	$—	$—	$234
Ending balance: collectively evaluated for impairment	$373	$129	$28	$520	$116	$44

Loans:
Ending balance	$45,466	$10,648	$1,489	$25,242	$7,746	$2,469
Ending balance: individually evaluated for impairment	$2,946	$131	$923	$—	$—	$1,015
Ending balance: collectively evaluated for impairment	$42,520	$10,517	$566	$25,242	$7,746	$1,454

	Three Months Ended September 30, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated		Total

Allowance for loan losses:
Balance, beginning of period	$94	$234	$81	$4		$—	$1,916
Provision charged to expense	2	1	28	3		—	597
Losses charged off	—	—	(28)	(1)		—	(171)
Recoveries	—	—	1	—			8
Balance, end of period	$96	$235	$82	$6		$—	$2,350
Ending balance: individually evaluated for impairment	$21	$—	$5	$4		$—	$751
Ending balance: collectively evaluated for impairment	$75	$235	$77	$2		$—	$1,599

Loans:
Ending balance	$4,569	$15,661	$6,168	$173	$		$119,631
Ending balance: individually evaluated for impairment	$50	$—	$19	$3		$—	$5,087
Ending balance: collectively evaluated for impairment	$4,519	$15,661	$6,149	$170		$—	$114,544

	Nine Months Ended September 30, 2012 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$549	$248	$287	$533	$143	$374
Provision charged to expense	427	(47)	(263)	47	(2)	151
Losses charged off	(264)	(22)	—	—	—	(172)
Recoveries	—	—	—	—	—	—
Balance, end of period	$712	$179	$24	$580	$141	$353
Ending balance: individually evaluated for impairment	$87	$45	$—	$103	$—	$157
Ending balance: collectively evaluated for impairment	$625	$134	$24	$477	$141	$196

Loans:
Ending balance	$42,703	$9,664	$478	$22,428	$9,978	$2,809
Ending balance: individually evaluated for impairment	$2,289	$45	$—	$1,390	$—	$852
Ending balance: collectively evaluated for impairment	$40,414	$9,619	$478	$21,038	$9,978	$1,957

	Nine Months Ended September 30, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$125	$215	$95	$6	$—	$2,575
Provision charged to expense	36	80	59	(6)	—	482
Losses charged off	(16)	—	(42)	—	—	(516)
Recoveries	—	—	8	1	—	9
Balance, end of period	$145	$295	$120	$1	$—	$2,550
Ending balance: individually evaluated for impairment	$7	$—	$10	$—	$—	$409
Ending balance: collectively evaluated for impairment	$138	$295	$110	$1	$—	$2,141

Loans:
Ending balance	$5,014	$19,092	$7,354	$124	$—	$119,644
Ending balance: individually evaluated for impairment	$7	$—	$38	$—	$—	$4,621
Ending balance: collectively evaluated for impairment	$5,007	$19,092	$7,316	$124	$—	$115,023

	Nine Months Ended September 30, 2011 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$352	$150	$34	$629	$5	$291
Provision charged to expense	303	38	318	16	111	37
Losses charged off	(157)	(5)	(60)	(163)	—	(50)
Recoveries	44	—	—	38	—	—
Balance, end of period	$542	$183	$292	$520	$116	$278
Ending balance: individually evaluated for impairment	$169	$54	$264	$—	$—	$234
Ending balance: collectively evaluated for impairment	$373	$129	$28	$520	$116	$44

Loans:
Ending balance	$45,466	$10,648	$1,489	$25,242	$7,746	$2,469
Ending balance: individually evaluated for impairment	$2,946	$131	$923	$—	$—	$1,015
Ending balance: collectively evaluated for impairment	$42,520	$10,517	$566	$25,242	$7,746	$1,454

	Nine Months Ended September 30, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$97	$206	$105	$4	$—	$1,873
Provision charged to expense	(1)	29	39	3	—	893
Losses charged off	—	—	(68)	(1)	—	(504)
Recoveries	—	—	6	—	—	88
Balance, end of period	$96	$235	$82	$6	$—	$2,350
Ending balance: individually evaluated for impairment	$21	$—	$5	$4	$—	$751
Ending balance: collectively evaluated for impairment	$75	$235	$77	$2	$—	$1,599

Loans:
Ending balance	$4,569	$15,661	$6,168	$173	$—	$119,631
Ending balance: individually evaluated for impairment	$50	$—	$19	$3	$—	$5,087
Ending balance: collectively evaluated for impairment	$4,519	$15,661	$6,149	$170	$—	$114,544

	Year Ended December 31, 2011 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of year	$352	$150	$34	$629	$5	$291
Provision charged to expense	453	103	313	28	138	121
Losses charged off	(302)	(5)	(60)	(162)	—	(50)
Recoveries	46	—	—	38	—	12
Balance, end of year	$549	$248	$287	$533	$143	$374
Ending balance: individually evaluated for impairment	$239	$120	$259	$—	$—	$329
Ending balance: collectively evaluated for impairment	$310	$128	$28	$533	$143	$45

Loans:
Ending balance	$44,339	$10,284	$1,480	$25,192	$9,531	$2,522
Ending balance: individually evaluated for impairment	$3,775	$268	$917	$1,390	$—	$1,027
Ending balance: collectively evaluated for impairment	$40,564	$10,016	$563	$23,802	$9,531	$1,495

	Year Ended December 31, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$97	$206	$105	$4	$—	$1,873
Provision charged to expense	28	9	122	4	—	1,319
Losses charged off	—	—	(139)	(2)	—	(720)
Recoveries	—	—	7	—	—	103
Balance, end of year	$125	$215	$95	$6	$—	$2,575
Ending balance: individually evaluated for impairment	$21	$—	$2	$5	$—	$975
Ending balance: collectively evaluated for impairment	$104	$215	$93	$1	$—	$1,600

Loans:
Ending balance	$4,241	$14,313	$6,223	$152	$—	$118,277
Ending balance: individually evaluated for impairment	$50	$—	$9	$5	$—	$7,441
Ending balance: collectively evaluated for impairment	$4,191	$14,313	$6,214	$147	$—	$110,836

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$37,672	$9,287	$478	$19,072	$9,978	$1,957
Watch	2,742	297	—	1,881	—	—
Special Mention	—	35	—	85	—	—
Substandard	2,289	45	—	1,390	—	852

Total	$42,703	$9,664	$478	$22,428	$9,978	$2,809

	September 30, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$3,414	$19,092	$7,316	$124	$108,390
Watch	1,442	—	—	—	6,362
Special Mention	151	—	—	—	271
Substandard	7		38	—	4,621

Total	$5,014	$19,092	$7,354	$124	$119,644

	December 31, 2011 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$38,473	$9,841	$563	$21,905	$9,531	$1,495
Watch	1,801	138	—	1,557	—	—
Special Mention	290	37	—	340	—	—
Substandard	3,775	268	917	1,390	—	1,027

Total	$44,339	$10,284	$1,480	$25,192	$9,531	$2,522

	December 31, 2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$2,967	$14,313	$6,214	$147	$105,449
Watch	1,051	—	—	—	4,547
Special Mention	173	—	—	—	840
Substandard	50	—	9	5	7,441

Total	$4,241	$14,313	$6,223	$152	$118,277

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

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,648	$375	$1,114	$3,137	$39,566	$42,703	$—
Home equity lines of credit and other 2nd mortgages	—	—	84	84	9,580	9,664	54
Multi-family	—	—	—	—	478	478	—
Commercial	608	—	—	608	21,820	22,428	—
Farmland	—	220	—	220	9,758	9,978	—
Construction and land development	—	—	—	—	2,809	2,809	—

Total real estate loans	2,256	595	1,198	4,049	84,011	88,060	54

Commercial and industrial	—	—	7	7	5,007	5,014	—
Agriculture	10	—	—	10	19,082	19,092	—
Consumer loans:
Purchased indirect automobile	24	1	12	37	7,317	7,354	—
Other	—	—	—	—	124	124	—

Total consumer loans	24	1	12	37	7,441	7,478	—

Total	$2,290	$596	$1,217	$4,103	$115,541	$119,644	$54

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$2,321	$1,366	$1,590	$5,277	$39,062	$44,339	$—
Home equity lines of credit and other 2nd mortgages	88	—	239	327	9,957	10,284	—
Multi-family	—	—	—	—	1,480	1,480	—
Commercial	—	74	—	74	25,118	25,192	—
Farmland	—	—	—	—	9,531	9,531	—
Construction and land development	—	—	—	—	2,522	2,522	—

Total real estate loans	2,409	1,440	1,829	5,678	87,670	93,348	—

Commercial and industrial	—	—	—	—	4,241	4,241	—
Agriculture	—	—	—	—	14,313	14,313	—
Consumer loans:
Purchased indirect automobile	9	—	—	9	6,214	6,223	—
Other	—	—	5	5	147	152	—

Total consumer loans	9	—	5	14	6,361	6,375	—

Total	$2,418	$1,440	$1,834	$5,692	$112,585	$118,277	$—

At September 30, 2012 and December 31, 2011, the Company held $19,092 and $14,313 in agricultural production loans and $9,978 and $9,531, respectively in farmland loans in the Company’s geographic lending area.  Generally, those loans are collateralized by assets of the borrower.  The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower.  Declines in prices for corn, beans, livestock and farmland, and the effects of the current severe drought conditions locally and nationwide could significantly affect the repayment ability for many agriculture and farmland loan customers, as well as commercial loan customers whose businesses depend on or are related to farming.

At September 30, 2012 and December 31, 2011, the Company held $22,428 and $25,192 in commercial real estate loans and $2,809 and $2,522 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area.  Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

Loans contractually delinquent 60 - 89 days or more decreased $844,000 from December 31, 2011 to $596,000 at September 30, 2012, primarily as a result of a decrease in delinquent one-to-four family real estate loans of $991,000, partially offset by an increase in delinquent farmland real estate loans of $220,000.

Loans contractually delinquent 90 days or more decreased $617,000 from December 31, 2011 to $1.2 million at September 30, 2012 primarily as a result of decreases in delinquent one-to-four family real estate loans and home equity lines of credit and other 2nd mortgages of $476,000 and $155,000, respectively.

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

The following tables present impaired loans at September 30, 2012, September 30, 2011 and December 31, 2011, respectively:

	Nine Months Ended September 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,143	$1,355	$—	$1,126	$15	$15
Home equity lines of credit and other 2nd mortgages	—	18	—	56	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	695	9	9
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,143	1,373	—	1,877	25	25

Commercial and industrial	—	16	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	24	—	—	—	—

Total consumer loans	—	24	—	—	—	—

Total loans	$1,143	$1,413	$—	$1,877	$25	$25

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,146	$1,231	$87	$1,906	$25	$25
Home equity lines of credit and other 2nd mortgages	45	45	45	101	1	1
Multi-family	—	—	—	459	6	6
Commercial	1,390	1,390	103	695	9	9
Farmland	—	—	—	—	—	—
Construction and land development	852	1,104	157	939	13	13

Total real estate loans	3,433	3,770	392	4,100	54	54

Commercial and industrial	7	7	7	28	1	1
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	38	38	10	24	—	—
Other	—	—	—	2	—	—

Total consumer loans	38	38	10	26	—	—

Total loans	3,478	3,815	17	4,154	1	1

Total	$4,621	$5,228	$409	$6,031	$80	$80

	Nine Months Ended September 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,202	$1,297	$—	$1,035	$40	$40
Home equity lines of credit and other 2nd mortgages	78	88	—	69	3	3
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	400	450	—	200	8	8

Total real estate loans	1,680	1,835	—	1,304	51	51

Commercial and industrial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total consumer loans	—	—	—	—	—	—

Total loans	$1,680	$1,835	$—	$1,304	$51	$51

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,744	$1,744	$169	$1,042	$40	$40
Home equity lines of credit and other 2nd mortgages	53	53	54	43	2	2
Multi-family	923	983	264	462	18	18
Commercial	—	—	—	541	21	21
Farmland	—	—	—	—	—	—
Construction and land development	615	657	234	640	25	25

Total real estate loans	3,335	3,437	721	2,728	106	106

Commercial and industrial	50	50	21	75	2	2
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	19	19	5	72	2	2
Other	3	3	4	2	—	—

Total consumer loans	22	22	9	74	2	2

Total loans	3,407	3,509	751	2,877	110	110

Total	$5,087	$5,344	$751	$4,181	$161	$161

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,043	$6	$6	$1,329	$34	$34
Home equity lines of credit and other 2nd mortgages	54	1	1	103	3	3
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	200	5	5

Total real estate loans	1,097	7	7	1,632	42	42

Commercial and industrial	25	—	—	3	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:				—	—	—
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total consumer loans	—	—	—	—	—	—

Total loans	$1,122	$7	$7	$1,635	$42	$42

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,330	$7	$7	$1,424	$37	$37
Home equity lines of credit and other 2nd mortgages	52	1	1	36	1	1
Multi-family	453	2	2	462	12	12
Commercial	1,390	7	7	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	911	5	5	615	16	16

Total real estate loans	4,136	22	22	2,537	66	66

Commercial and industrial	4	—	—	73	2	2
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	27	—	—	29	—	—
Other	—	—	—	2	—	—

Total consumer loans	27	—	—	31	—	—

Total loans	4,167	22	22	2,641	68	68

Total	$5,289	$29	$29	$4,276	$110	$110

	December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,109	$1,245	$—	$988	$47	$47
Home equity lines of credit and other 2nd mortgages	111	111	—	85	4	4
Multi-family	—	—	—	—	—	—
Commercial	1,390	1,390	—	695	33	33
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	2,610	2,746	—	1,768	84	84

Commercial and industrial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	1	—	—

Total consumer loans	—	—	—	1	—	—

Total	$2,610	$2,746	$—	$1,769	$84	$84

Loans with a specific allowance
Real estate loans:
One-to-four family	$2,666	$2,716	$239	$1,503	$72	$72
Home equity lines of credit and other 2nd mortgages	157	157	120	95	5	5
Multi-family	917	977	259	459	22	22
Commercial	—	—	—	541	26	26
Farmland	—	—	—	—	—	—
Construction and land development	1,027	1,107	329	846	41	41

Total real estate loans	4,767	4,957	947	3,444	166	166

Commercial and industrial	50	50	21	75	4	4
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	9	9	2	67	3	3
Other	5	5	5	3	—	—

Total consumer loans	14	14	7	70	3	3

Total loans	4,831	5,021	975	3,589	173	173

Total	$7,441	$7,767	$975	$5,358	$257	$257

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

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Real estate loans:
One-to-four family	$1,614	$1,890
Home equity lines of credit and other 2nd mortgages	—	—
Multi-family	—	917
Commercial	1,390	—
Farmland	—	—
Construction and land development	852	1,027

Total real estate loans	3,856	3,834

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$3,856	$3,834

The following table represents loans modified as troubled debt restructurings during the nine month period ended September 30, 2012:

Nine Months Ended September 30, 2012
	Number of Modifications	Recorded Investment

Real estate loans:
One-to-four family	1	$65
Home equity lines of credit and other 2nd mortgages	—	—
Multi-family	—	—
Commercial	1	1,390
Farmland	—	—
Construction and land development	—	—

Total real estate loans	2	1,455

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	2	$1,455

The following table represents loans modified as troubled debt restructurings during the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Real estate loans:
One-to-four family	1	$161	10	$1,377
Home equity lines of credit and other 2nd mortgages	—	—	—	—
Multi-family	1	923	1	923
Commercial	—	—	—	—
Farmland	—	—	—	—
Construction and land development	—	—	—	—

Total real estate loans	2	1,084	11	2,300

Commercial and industrial	—	—	—	—
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—
Other	—	—	—	—

Total consumer loans	—	—	—	—

Total	2	$1,084	11	$2,300

There were no loans modified as troubled debt restructures during the three month period ended September 30, 2012.

During the nine month period ended September 30, 2012, the Company modified one residential real estate loan, with a recorded investment of $65 prior to modification, which was deemed a TDR.  The modification involved both an interest rate and maturity concession, which resulted in an impairment loss of $1 based upon the present value of expected future cash flows.  During the nine months ended September 30, 2012, the Company modified one commercial real estate loan totaling $1,390 involving a maturity concession only, which resulted in no impairment loss and specific allowances of $103 based upon the fair value of the collateral.

During the nine months ended September 30, 2012, the Company took partial charge-offs totaling $172,000 on one trouble debt restructuring secured by a residential subdivision in our market area, due to lower market valuation.

As of September 30, 2012 there were no loans in default that had been modified within the previous 12 months as a troubled debt restructuring.

The following table presents the Company’s nonaccrual loans at September 30, 2012 and December 31, 2011.  Nonaccrual loans include troubled debt restructurings of $2,845 and $3,834 at September 30, 2012 and December 31, 2011, respectively, all of which are performing according to the terms of the restructuring.

	September 30, 2012	December 31, 2011

Mortgages on real estate:
One-to-four family	$2,290	$3,775
Home equity lines of credit and other 2nd mortgages	30	268
Multi-family residential	—	917
Commercial	1,390	1,390
Construction and land development	852	1,027
Commercial and industrial	7	50
Purchased indirect automobile	12	—
Other consumer	—	5

Total	$4,581	$7,432

Note 8:         Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula.

The Company owned $1,913 and $6,549 or 19,126 and 65,489 shares, respectively, of Federal Home Loan Bank stock of the Federal Home Loan Bank of Chicago (FHLB) as of September 30, 2012 and December 31, 2011.  Management performed an analysis and deemed the cost method investment in FHLB stock was ultimately recoverable.

In 2012 and 2011, the FHLB declared and paid quarterly dividends.

During 2012, the Company redeemed $4,636 of its excess stock at its carrying amount.  At September 30, 2012, the Company had excess stock of $1,347.

On April 18, 2012, the FHLB announced that its Board of Directors and its regulator, the Federal Housing Finance Agency (FHFA), had agreed to terminate the Consent Cease and Desist Order, effective immediately.  The FHLB can now declare quarterly dividends without the consent of the FHFA subject to two stipulations:

•	The dividend payment must be at or below the average of the three-month LIBOR for that quarter.

•	Paying the dividend will not result in the FHLB’s retained earnings falling below the level at the previous year-end.

Note 9:         Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net unrealized gains (losses) on securities available-for-sale	$9	$(7)	$7	$36
Less reclassification adjustment for loss on other than temporary impairment of equity securities	—	(3)	(1)	(3)
Other comprehensive income (loss), before tax effect	9	(4)	8	39
Less tax expense (benefit)	3	(2)	3	14

Other comprehensive income (loss)	$6	$(2)	$5	$25

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2012	December 31, 2011

Net unrealized gain on securities available-for-sale	$42	$34
Tax effect	14	11

Net-of-tax amount	$28	$23

Note 10:       Income Taxes

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Nine Months Ended September 30,
	2012	2011

Computed at the statutory rate (34%)	$207	$(75)
Decrease resulting from
Tax exempt interest	(2)	(2)
Changes in deferred tax valuation allowance	(87)	1
Cash surrender value of life insurance	(31)	(34)
Other	(27)	—

Actual expense (benefit)	$60	$(110)

Tax expense as a percentage of pre-tax income	9.87%	(50.00)%

The decrease in the valuation allowance of $87 in 2012 is due to the reversal of a portion of the previous valuation allowance related to the capital losses.  In addition, the FHLB repurchased $4,636 of the Company’s excess FHLB stock investment during the nine months ended September 30, 2012.  Management believes the Company has capital gains to enable a portion of the capital losses to be utilized prior to expiration.

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

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Available-for-sale securities:
US Government and federal agency	$4,437	$—	$4,437	$—
State and political subdivisions	2,584	—	2,584	—
Mortgage-backed securities – GSE residential	813	—	813	—
Equity securities	478	27	451	—

Mortgage servicing rights	280	—	—	280

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Available-for-sale securities:
US Government and federal agency	$3,214	$—	$3,214	$—
Mortgage-backed securities – GSE residential	906	—	906	—
Equity securities	461	11	450	—

Mortgage servicing rights	310	—	—	310

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended September 30, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include equity securities in FNMA and FHLMC common stock as well as shares in publicly traded financial institutions.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy.  Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential), municipal securities, and mutual funds.  Municipal securities are generally priced using a matrix pricing model.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  As of September 30, 2012 and December 31, 2011, there were no securities classified as Level 3.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, January 1, 2012	$310

Total realized and unrealized gains and losses included in net income	(25)

Servicing rights that result from asset transfers	52
Loans refinanced	(57)

Balance, September 30, 2012	$280

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2012:

Impaired loans (collateral dependent)	$4,212	$—	$—	$4,212
Foreclosed assets	350	—	—	350

December 31, 2011:

Impaired loans (collateral dependent)	$3,706	$—	$—	$3,706
Foreclosed assets	932	—	—	932

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Controller’s office.  Appraisals are reviewed for accuracy and consistency by the Controller’s office.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Controller’s office by comparison to historical results.  Fair value adjustments on impaired loans were $39 at September 30, 2012 compared to $(570) at December 31, 2011.

Foreclosed Assets

Foreclosed assets consist primarily of real estate owned.  Real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Controller’s office.  Appraisals are reviewed for accuracy and consistency by the Controller’s office.  Appraisers are selected from the list of approved appraisers maintained by management.  Fair value adjustments on foreclosed assets were $(208) at September 30, 2012 compared to $(107) at December 31, 2011.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$4,212	Market comparable properties	Marketability discount	10%	–	30%	(22%)
Foreclosed assets	350	Market comparable properties	Comparability adjustments (%)	10%	–	40%	(27%)

Mortgage servicing rights	280	Discounted cash flow	Discount rate	9%	–	11%	(10%)
			PSA standard prepayment model rate	383	–	561	(476)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012, and the estimated fair values of the Company’s financial instruments at December 31, 2011.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2012:
Financial assets
Cash and cash equivalents	$18,119	$18,119	$—	$—
Interest-bearing deposits with other financial institutions	8,129	8,129	—	—
Held-to-maturity securities	1,346	—	1,397	—
Loans, net of allowance for loan losses	117,097		119,023
Federal Home Loan Bank stock	1,913	—	1,913	—
Accrued interest receivable	825	—	825	—

Financial liabilities
Deposits	130,609	—	134,351	—
Federal Home Loan Bank advances	13,215	—	13,607	—
Advances from borrowers for taxes and insurance	188	—	188	—
Accrued interest payable	37	—	37	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value

December 31, 2011:
Financial assets
Cash and cash equivalents	$22,227	$22,227
Interest-bearing deposits with other financial institutions	6,235	6,235
Held-to-maturity securities	1,702	1,837
Loans, net of allowance for loan losses	115,698	117,598
Federal Home Loan Bank stock	6,549	6,549
Interest receivable	691	691

Financial liabilities
Deposits	135,069	135,870
Federal Home Loan Bank advances	12,402	12,885
Advances from borrowers for taxes and insurance	388	388
Interest payable	37	37
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—
Letters of credit	—	—
Lines of credit	—	—

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

The implementation of this strategy involves achieving and maintaining a portfolio balance that is less dependent on one- to four-family residential and commercial real estate loans and more focused on commercial and industrial, agricultural and farmland loans, with an appropriate balance of home equity lines of credit and other second mortgage loans, purchased indirect automobile loans, consumer loans and construction and land development loans.  We have focused our efforts in commercial and industrial lending, agriculture lending and farmland lending, on borrowers seeking loans in the $2.0 million or less range.  We have also sought to reduce our activity and concentration in commercial real estate loans, due to continued significant weakness in commercial real estate values in our market area.  We curtailed our commercial real estate loan origination after 2009, and continued to sell most of the one- to four-family residential loans that we originate.  Our efforts to curtail commercial real estate origination were offset by our determination to originate selected commercial real estate loans (other than farmland loans) in order to maintain high-quality agricultural and farmland lending customers of our new agricultural lending officer.  The majority of our loan activity historically has been, and continues to be, loan origination activity in our market area.  As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which differentiates us from larger commercial banks in our primary market area.  Historically, we also have purchased a significant number of indirect automobile loans, although during 2008 we began to substantially reduce our purchases due to loan concentration issues and economic conditions.  We began purchasing indirect automobile loans again in April 2011.  Subject to future market, economic and regulatory conditions, we expect commercial and industrial, farmland, agricultural, and purchased indirect automobile loans will continue to be areas of sound loan growth.

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

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock.  Stock options and restricted stock vest ratably over a five year period, and stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.  At September 30, 2012, there were 4,708 shares available for future option grants under this plan.

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

The national economy, and the local economies within our market areas, remain weak.  The economy has been marked by high unemployment rates, large numbers of foreclosures, and contractions in business and consumer credit.  The national and local unemployment rates have shown some improvement in 2012, but remain high.   These conditions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values.  We have experienced high levels of non-performing loans and net charge-offs.  Should the housing market and economic conditions in our market area stagnate or deteriorate, it will continue to have a material negative effect on the Company’s business and results of operation.

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

The results of stress testing completed by the Company on its agricultural and farm land loan portfolios indicated the impact of drought conditions during 2012 would not cause a material increase in nonperforming loans, charge-offs or provisions for loan losses.

At September 30, 2012, the Bank was categorized as “well capitalized” under regulatory capital requirements.

During the nine months ended September 30, 2012, in accordance with the MOU, the Bank paid the Company dividends totaling $797,000 to fund expenses of the Company.

The following discussion compares the financial condition of Harvard Illinois Bancorp, Inc. and its wholly owned subsidiary, Harvard Savings Bank, at September 30, 2012 to its financial condition at December 31, 2011, and the results of operations for the three months and nine months ended September 30, 2012 to the same periods in 2011.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

FINANCIAL CONDITION

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets at September 30, 2012 decreased $2.3 million or 1.4% to $166.9 million from $169.2 million at December 31, 2011.  Total liabilities decreased $3.0 million or 2.0% to $147.6 million at September 30, 2012 from $150.6 million at December 31, 2011.  The modest changes in total assets and liabilities were consistent with our strategy to limit growth of our balance sheet in the current economic environment.

Cash and cash equivalents decreased $4.1 million to $18.1 million at September 30, 2012 from $22.2 million at December 31, 2011.  Cash and cash equivalents includes securities purchased under agreements to resell which decreased $4.3 million to $14.2 million at September 30, 2012 from $18.5 million at December 31, 2011.  These agreements represent short-term cash investment alternatives that are over-collateralized with collateral that is guaranteed by the “full faith and credit” of the United States government.  Interest-bearing deposits with other financial institutions increased $1.9 million to $8.1 million at September 30, 2012 from $6.2 million at December 31, 2011.  These deposits are certificates of deposit we have placed with other financial institutions with terms from three months to five years and are fully covered by FDIC deposit insurance.  Available-for-sale securities increased $3.7 million to $8.3 million at September 30, 2012 from $4.6 million at December 31, 2011.  This increase was primarily due to purchases of U.S. government and federal agency debt securities and securities of state and political subdivisions of $4.4 million and $2.6 million, respectively.  Held-to-maturity securities totaled $1.3 million at September 30, 2012, a decrease of $356,000 from $1.7 million at December 31, 2011 as a result of maturities and pay-downs on those securities and no purchases.  The investment in those deposits and securities were based on liquidity and yield considerations.

Loans, net increased $1.4 million to $117.1 million at September 30, 2012 from $115.7 million at December 31, 2011.  During the first nine months of 2012, loan originations, advances and purchases were $49.0 million, which were offset by $11.9 million in loans sold, $35.0 million of loan repayments and payoffs, net of $516,000 in charge offs, a net decrease in allowance for loan losses of $25,000 and transfers to foreclosed assets of $166,000.  The increase in loans during 2012 was due primarily to increases of $4.8 million, $1.1 million, $773,000 and $447,000 in the agriculture, purchased indirect automobile, commercial and industrial, and farmland loan portfolios, respectively.  This increase reflects the execution of our strategy to reduce asset duration and loan concentrations by expanding our agriculture, farmland and commercial and industrial lending activity, and reducing the concentration of residential real estate and commercial real estate loans in our portfolio.  These increases were offset primarily by decreases of $1.6 million, $620,000, $1.0 million, and $2.8 million in the one- to four-family, home equity lines of credit and other second mortgages, multi-family residential, and commercial real estate loan portfolios, respectively.  The decrease in our one- to four-family loans during 2012 was primarily due to repayments, early payoffs and $8.5 million in loans sold to Fannie Mae, which generated $138,000 in net gains on loan sales, offset by loan originations of $12.2 million.  Our portfolio of one- to four-family loans serviced for others decreased $114,000 to $63.8 million at September 30, 2012 from $63.9 million at December 31, 2011.

All other assets, consisting of premises and equipment, Federal Home Loan Bank stock, foreclosed assets held for sale, accrued interest receivable, deferred income taxes, bank-owned life insurance, mortgage servicing rights and other assets decreased $4.9 million to $13.9 million at September 30, 2012 from $18.8 million at December 31, 2011.  The largest component of other assets was our investment in bank-owned life insurance, which increased $94,000 to $4.3 million at September 30, 2012 from $4.2 million at December 31, 2011.  The largest change was in Federal Home Loan Bank stock, which decreased $4.6 million to $1.9 million at September 30, 2012 from $6.5 million at December 31, 2011; in 2012 the Company redeemed $4.6 million of its excess stock at its carrying amount.  At September 30, 2012, the Company’s deferred tax asset relating to unused capital loss carryovers and unrealized capital losses on other than temporary impairment of equity securities totaled $415,000.  Management has established a valuation allowance for the deferred tax asset related to those capital losses of $250,000 at September 30, 2012, a non-recurring decrease of $87,000 over the December 31, 2011 balance of $337,000.  The decrease in the valuation allowance in 2012 was due to the reversal of a previous valuation allowance related to capital losses.  The Company now believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

Total deposits decreased $4.5 million to $130.6 million at September 30, 2012 from $135.1 million at December 31, 2011.  Certificates of deposit, including brokered certificates, decreased $4.1 million to $76.7 million at September 30, 2012 from $80.8 million at December 31, 2011.  Deposits decreased modestly as we continued to follow our pricing discipline in a competitive environment to lower our cost of funds.  Federal Home Loan Bank advances increased $813,000 to $13.2 million at September 30, 2012 from $12.4 million at December 31, 2011 to maintain sufficient liquidity levels while funding loan growth offset by repayments.  Non-interest bearing liabilities increased $667,000 to $3.8 million at September 30, 2012 from $3.1 million at December 31, 2011.  The largest component of non-interest bearing liabilities is deferred compensation which increased $67,000 in 2012 to $2.3 million at September 30, 2012 from $2.2 million at December 31, 2011.  The largest change was in other liabilities which increased $800,000 to $1.2 million at September 30, 2012 from $417,000 at December 31, 2011 primarily due to unremitted collections on loans sold to Farmer Mac.

Total stockholders’ equity increased by $638,000 to $19.3 million at September 30, 2012 from $18.7 million at December 31, 2011.  The increase resulted primarily from net income of $548,000 for the nine months ended September 30, 2012.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General.  Net income for the three months ended September 30, 2012 was $312,000, compared to net loss of $(209,000) for the three months ended September 30, 2011, an increase in net income of $521,000.  The increase in net income was due to increases in net interest income and noninterest income of $89,000 and $34,000, and decreases in the provision for loan losses and noninterest expense of $423,000 and $154,000, respectively, partially offset by an increase in the provision for income taxes of $179,000.

Interest and Dividend Income.  Total interest and dividend income decreased $27,000 or 1.5% to $1.83 million for the three months ended September 30, 2012 from $1.85 million for the same period in 2011.  Although average interest-earning assets increased $1.9 million to $158.3 million for the three months ended September 30, 2012 from $156.4 million for the same quarter in 2011, the average yield decreased 12 basis points to 4.62% from 4.74%.  This decrease reflected the lower reinvestment rates and the reallocation of interest-earning assets between asset categories and the decreases in yield on those assets during the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.  Interest and fees on loans decreased $1,000 during the period as the average balance of loans increased $5.3 million to $122.9 million primarily due to originations and purchases of loans outpacing repayments and sales of loans, which was more than offset by the lower average yield on loans, which decreased 25 basis points to 5.61% from 5.86%.  Interest income on securities and other interest-earning assets decreased $26,000 for the three months ended September 30, 2012 compared to the year ago period as average balances decreased $3.4 million, primarily due to stronger loan demand, and the average yield on those assets decreased 17 basis points to 1.16% from 1.33%, due to the lower interest rate environment.

Interest Expense.  Total interest expense decreased $116,000 or 21.1% to $433,000 for the three months ended September 30, 2012 from $549,000 for the same period in 2011.  Interest expense on deposit accounts decreased $99,000 or 22.2% to $346,000 for the three months ended September 30, 2012 from $445,000 for the same period in 2011.  This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $92,000 during the period while interest expense on savings, NOW and money market accounts decreased $7,000.  The average balances of savings, NOW and money market accounts increased $2.0 million while the cost of these deposits decreased 6 basis points to 0.17% during the three months ended September 30, 2012 from 0.23% for the three months ended September 30, 2011.  The average balance in certificates of deposits and brokered certificates of deposit decreased $3.4 million to $76.5 million for the nine months ended September 30, 2012 from $79.9 million for the same period in 2011, with the cost of these deposits decreasing 39 basis points to 1.70% from 2.09%.  The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and the declining market interest rates for deposits.

Interest expense on Federal Home Loan Bank advances decreased $17,000 to $87,000 for the three months ended September 30, 2012 from $104,000 for the three months ended September 30, 2011.  The average balance of advances increased $1.7 million, and was more than offset by the average cost of this funding which decreased 74 basis points to 2.20% for the three months ended September 30, 2012 from 2.94% for the comparable period in 2011.  The modest increase in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on borrowed funds.  The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2012 compared to 2011.

Net Interest Income.  Net interest income increased $89,000 or 6.8% to $1.4 million for the three months ended September 30, 2012 from $1.3 million for the three months ended September 30, 2011, primarily as a result of an increase in our net interest rate spread of 21 basis points to 3.40% from 3.19%.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 111.34% for the three months ended September 30, 2012 from 110.20% for the same period in 2011.  Our net interest margin increased to 3.52% from 3.34%.  The increases in our net interest rate spread and net interest margin reflected the more rapid repricing of all deposit products at lower rates, and the maturity of higher cost long-term fixed –rate Federal Home Loan Bank advances.

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

Based upon our evaluation of these factors, a provision of $174,000 was recorded for the three months ended September 30, 2012, a decrease of $423,000 or 70.9% from $597,000 for the three months ended September 30, 2011.  The provision for loan losses reflected net charge offs of $349,000 for the three months ended September 30, 2012, compared to $163,000 for the three months ended September 30, 2011.  The allowance for loan losses was $2.6 million, or 2.13% of total loans at September 30, 2012, compared to $2.6 million, or 2.18% of total loans at December 31, 2011.  At September 30, 2012, we had identified substandard loans totaling $4.6 million, all of which were considered impaired, and maintained an allowance for loan losses of $409,000.  At December 31, 2011, we considered all substandard loans totaling $7.4 million impaired and maintained an allowance for loan losses of $975,000.  We used the same methodology in assessing the allowance for each period.

The allowance as a percent of nonperforming loans increased to 55.03% at September 30, 2012 from 46.37% at September 30, 2011.  Nonperforming loans decreased to $4.6 million at September 30, 2012, compared to $5.1 million at September 30, 2011 on an annualized basis.  Net charge-offs as a percent of average total loans outstanding increased to 1.14% for the quarter ended September 30, 2012 from 0.55% for the same quarter in 2011, due to an increase in net charge-offs of $186,000 to $349,000, partially offset by a $5.3 million increase in average loans outstanding to $122.9 million.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2012 and 2011, respectively.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of September 30, 2012 and December 31, 2011 (dollars in thousands).

	September 30, 2012			December 31, 2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Real estate loans:
One-to-four-family	$712	27.92%	35.69%	$549	21.32%	37.49%
Home equity line of credit and other 2nd mortgage	179	7.02	8.08	248	9.63	8.69
Multi-family	24	0.94	0.40	287	11.15	1.25
Commercial	580	22.75	18.75	533	20.70	21.30
Farmland	141	5.53	8.34	143	5.55	8.06
Construction and land development	353	13.84	2.34	374	14.52	2.13
Total real estate loans	1,989	78.00	73.60	2,134	82.87	78.92
Commercial and industrial	145	5.69	4.19	125	4.86	3.59
Agriculture	295	11.56	15.96	215	8.35	12.10
Consumer loans:
Purchased indirect automobile	120	4.71	6.15	95	3.69	5.26
Other	1	0.04	0.10	6	0.23	0.13
Total consumer loans	121	4.75	6.25	101	3.92	5.39
Unallocated	—	0.00	0.00	—	—	—

Total allowance for loan losses	$2,550	100.00%	100.00%	$2,575	100.00%	100.00%

The increase in the allowance for loan losses allocated to one-to-four family real estate loans was due to an increase in the required level of reserves for loans collectively evaluated for impairment, offset partially by a decrease in the required level of reserves for impaired loans as impaired loans decreased $1.5 million to $2.3 million at September 30, 2012.  The decrease in the allowance for loan losses allocated to home equity lines of credit and other second mortgage loans was due to a decrease in the balance and required reserves for impaired loans as impaired loans decreased $223,000 to $45,000 at September 30, 2012, and by a decrease in the balance of performing loans.  The decrease in the allowances for loan losses on multi –family real estate loans is due to one loan that was deemed a troubled debt restructuring and impaired at December 31, 2011 with a recorded balance and specific reserve of $917,000 and $259,000, respectively, which in 2012 has met the criteria and was no longer classified as a troubled debt restructuring and impaired.  In addition, that loan was re-categorized as a commercial real estate loan as of September 30, 2012.  The increase in the allowance for loan losses allocated to commercial real estate loans was primarily due to one impaired loan secured by an office building in our market area with a recorded balance of $1.4 million, which required a higher specific reserve of $103,000 and was deemed a troubled debt restructuring in 2012, offset partially by a decrease in the balance of performing loans.  The decrease in the allowance for loan losses allocated to construction and land development real estate loans was largely due to additional charge-offs of $172,000 taken in 2012 on a troubled debt restructuring secured by a residential subdivision in our market area with a recorded balance of $439,000 at September 30, 2012, partially offset by an increase in the required level of reserves for loans collectively evaluated for impairment.  The increase in the allowance for loan losses allocated to commercial and industrial, agriculture and purchased indirect automobile loan portfolios was primarily due to the increase in the required level of reserves for loan collectively evaluated for impairment, as a result of an increase in the balance of performing loans of $773,000, $4.8 million and $1.1 million, respectively.

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At September 30, 2012	At December 31, 2011

Non-accrual loans:
Real estate loans:
One-to four-family	$2,290	$3,775
Home equity lines of credit and other 2nd mortgage	30	268
Multi-family residential	—	917
Commercial	1,390	1,390
Farmland	—	—
Construction and land development	852	1,027

Total real estate loans	4,562	7,377

Commercial and industrial	7	50
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	12	—
Other	—	5

Total consumer loans	12	5

Total non-accrual loans	4,581	7,432

Accruing loans past due 90 days or more:
Home equity lines of credit and other 2nd mortgage	54	—

Total accruing loans past due 90 days or more	54	—

Total of nonaccrual and 90 days or more past due loans	4,635	7,432

Other real estate owned:
One-to four family	62	335
Commercial	665	825

Total other real estate owned	727	1,160

Repossessed automobiles	56	26

Total non-performing assets	5,418	8,618

Troubled debt restructurings (not included in nonaccrual loans above)	1,011	—

Total non-performing assets and troubled debt restructurings	$6,429	$8,618

Total non-performing loans to total loans	3.87%	6.28%
Total non-performing assets to total assets	3.25%	5.09%
Total non-performing loans and troubled debt restructurings to total loans	4.72%	6.28%
Total non-performing assets and troubled debt restructurings to total assets	3.85%	5.09%

Total non-performing assets, including troubled debt restructurings, decreased $2.2 million or 25.4% to $6.4 million at September 30, 2012, compared to $8.6 million at December 31, 2011.  Total non-performing assets, including troubled debt restructurings as a percent of total assets was 3.85% and 5.09% at September 30, 2012 and December 31, 2011, respectively.  Troubled debt restructurings included in nonaccrual loans totaled $2.8 million at September 30, 2012, compared to $3.8 million at December 31, 2011.

Non-accrual one- to four-family real estate loans totaled $2.3 million at September 30, 2012 and consisted of 22 loans secured by properties located in our market area.  Those loans included 3 loans that totaled $603,000 that are troubled debt restructurings, which resulted in charge-offs of $21,000 during the nine months ended September 30, 2012.  Those troubled debt restructurings were all performing according to the terms of the restructuring.  Non-accrual one-to-four family real estate loans at September 30, 2012 included 6 loans totaling $586,000 that were in the process of foreclosure, and resulted in charge-offs of $191,000 during the nine months ended September 30, 2012.  We have established impairment allowances of $87,000 on the non-performing one-to-four family real estate loans at September 30, 2012.  There were 2 loans secured by one-to-four family real estate totaling $1.0 million that were modified in troubled debt restructurings in 2011, which were returned to accrual status during the nine months ended September 30, 2012, and reclassified as watch loans from substandard loans.

Non-performing home equity lines of credit and other second mortgage loans totaled $84,000 at September 30, 2012 and consisted of 5 loans secured by properties located in our market area, including 3 loans that were in the process of foreclosure and resulted in charge-offs of $36,000 during the nine months ended September 30, 2012.  We have established impairment allowances of $30,000 on the non-performing home equity lines of credit and other second mortgage loans at September 30, 2012.

Non-accrual commercial real estate loans totaled $1.4 million at September 30, 2012 and consisted of one loan secured by non-owner occupied property located in our market area.  Although contractually current at September 30, 2012, the loan has not established a stable payment history and was deemed a troubled debt restructuring in 2012.  The anchor tenant of the property is a state agency.  We have established an impairment allowance of $103,000 on the non-performing commercial real estate loan at September 30, 2012.

Non-accrual construction and land development loans totaled $852,000 at September 30, 2012 and consisted of two troubled debt restructurings secured by properties located in our market area, both performing according to the terms of the restructuring as of September 30, 2012.  A residential subdivision real estate loan with a balance at September 30, 2012 of $439,000 was refinanced in a troubled debt restructuring in 2010, and resulted in charge-offs totaling $172,000 during the nine months ended September 30, 2012.  Only one lot has been sold since the loan was restructured.  We have established an impairment allowance of $134,000 on that non-accrual land development loan at September 30, 2012.  A commercial land development loan secured by property in our market area with a balance at September 30, 2012 of $413,000 was refinanced in a troubled debt restructuring in 2011.  We have established an impairment allowance of $23,000 on that non-accrual land development loan at September 30, 2012.

Other nonperforming loans totaled $19,000 at September 30, 2012.  There has been $17,000 in impairment allowances established on those loans at September 30, 2012.

Other real estate owned totaled $727,000 at September 30, 2012, which consisted of 1 single-family home and 2 commercial real estate properties located in our market area.  The properties are carried at estimated fair value less costs to sell, based upon new appraisals obtained in 2010-2012.  Losses related to write-downs on those properties totaled $160,000 during the nine months ended September 30, 2012.  In addition, we had $56,000 of repossessed automobiles at September 30, 2012.

The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at September 30, 2012 and December 31, 2011.  Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list (in thousands).

	September 30, 2012	December 31, 2011

Watch loans	$6,362	$4,547
Special Mention loans	271	840
Substandard loans	4,621	7,441

Total watch list loans	$11,254	$12,828

The $1.8 million net increase in watch list loans during the nine months ended September 30, 2012 is primarily due to loans secured by one-to-four family real estate that were previously classified as substandard that were reclassified as watch loans and returned to accrual status during the nine months ended September 30, 2012, after consideration of the borrowers’ sustained repayment performance.

Noninterest Income.  Noninterest income increased $34,000 or 26.0% to $165,000 for the three months ended September 30, 2012 from $131,000 for the three months ended September 30, 2011.  The increase in noninterest income was an increase in net realized gains (losses) on loan sales of $38,000 for the three months ended September 30, 2012, compared to the same period in 2011.  Net realized gains (losses) on loan sales included the net decrease in fair value of mortgage servicing rights of $38,000 and $53,000 for the three months ended September 30, 2012 and 2011.  Those decreases were primarily due to the significant increase in prepayment speeds for the servicing portfolio during the third quarter of 2012 and 2011.  Net realized gains of $55,000 and $32,000 were recognized on loans sold of $4.9 million and $3.6 million for the three months ended September 30, 2012 and 2011, respectively.

Noninterest Expense.  Noninterest expense decreased $154,000 or 13.1% to $1.0 million for the three months ended September 30, 2012 from $1.2 million for the three months ended September 30, 2011.  Decreases in data processing, professional fees, foreclosed assets and other noninterest expense, in 2012 compared to 2011 of $28,000, $30,000, $75,000, and $37,000, respectively, were partially offset by modest changes in other categories of noninterest expense.  The decrease in data processing expense in 2012 was due primarily to lower costs associated with the long-term contract renewal with our data center in 2012.  The decrease in professional fees and other expense in 2012 were primarily due to settlement of disputed payables in 2012, as well as nonrecurring expenses related to implementation of the 2011 Equity Incentive Plan and other holding company activities in 2011.  The decrease in foreclosed assets, net, was due primarily to lower losses and write-downs on foreclosed assets held for sale of $27,000 for the three months ended September 30, 2012, compared to $99,000 for the same period in 2011.

Provision (Benefit) for Income Taxes.  The provision for income taxes was $55,000 for the three months ended September 30, 2012 compared to a benefit of $124,000 for the same period in 2011, an increase of $179,000.  The higher income tax expense for the third quarter of 2012 reflects a higher level of pre-tax income, compared to 2011, offset partially by a nonrecurring decrease of $47,000 in the valuation allowance for deferred income taxes in 2012 due to the reversal of a previous valuation allowance related to capital losses.  The effective tax expense as a percent of pre-tax income was 14.99% for the three months ended September 30, 2012, compared to an effective tax benefit as a percent of pre-tax loss of 37.24% for the three months ended September 30, 2011.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General.  Net income for the nine months ended September 30, 2012 was $548,000 compared to net loss of $(110,000) for the nine months ended September 30, 2011, an increase of $658,000.  The increase in net income was due to increases in net interest income and noninterest income of $421,000 and $91,000, and a decrease in the provision for loan losses of $411,000, respectively, partially offset by an increase in noninterest expense and the provision for income taxes of $95,000 and $170,000, respectively.

Interest and Dividend Income.  Total interest and dividend income increased $19,000 or 0.3% to $5.5 million for the nine months ended September 30, 2012 from $5.5 million for the same period in 2011.  Average interest-earning assets increased $2.1 million to $158.3 million for the nine months ended September 30, 2012 from $156.2 million for the same period in 2011, offset partially by the average yield which decreased 4 basis points to 4.62% from 4.66%.  The decrease in average yield reflected a decline in the interest rate environment for nearly all asset categories during the period.  Interest and fees on loans increased $87,000 for the first three quarters of 2012 compared to the same period in 2011 as the average balance of loans increased $6.7 million to $122.3 million primarily due to originations and purchases outpacing repayments and sales of loans, offset partially by the average yield on loans which decreased 23 basis points to 5.63% from 5.86%.  Interest income on securities and other interest-earning assets decreased $68,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as the average yield on those assets decreased 9 basis points to 1.16% from 1.25%, due to the lower interest rate environment, and a decrease in average balances of those assets of $4.6 million, primarily due to stronger loan demand.

Interest Expense.  Total interest expense decreased $402,000 or 23.0% to $1.3 million for the nine months ended September 30, 2012 from $1.7 million for the same period in 2011.  Interest expense on deposit accounts decreased $337,000 or 23.8% to $1.1 million for the nine months ended September 30, 2012 from $1.4 million for the same period in 2011.  This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $296,000, while interest expense on savings, NOW and money market accounts decreased $41,000.  The average balance in certificates of deposits and brokered certificates of deposit decreased $2.1 million, with the cost of these deposits decreasing 44 basis points to 1.75% for the nine months ended September 30, 2012 compared to the same period in 2011.  The average balances of savings, NOW and money market accounts increased $2.4 million while the cost of these deposits decreased 12 basis points to 0.12% during the nine months ended September 30, 2012 from the nine months ended September 30, 2011.  The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and promotional events pricing, and the declining market interest rates for deposits.

Interest expense on Federal Home Loan Bank advances decreased $65,000 to $265,000 for the nine months ended September 30, 2012 from $330,000 for the nine months ended September 30, 2011.  The average balance of advances decreased $234,000 while the average cost of this funding decreased 58 basis points to 2.60% for the nine months ended September 30, 2012 from the comparable period in 2011.  The decrease in the average balance of advances was due to adhering to our capital and liquidity plans to lessen our reliance on advances.  The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2012 compared to 2011.

Net Interest Income.  Net interest income increased $421,000 or 11.3% to $4.1 million for the nine months ended September 30, 2012 from $3.7 million for the nine months ended September 30, 2011, primarily as a result of an increase in our net interest rate spread of 33 basis points to 3.35% from 3.02%.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 111.51% for the nine months ended September 30, 2012 from 110.07% for the same period in 2011.  Our net interest margin also increased 31 basis points to 3.48% from 3.17%.  The increases in our net interest rate spread and net interest margin reflected the impact of an increase in average loans and the more rapid repricing of all deposit products at lower rates, as well as the maturity of higher cost long-term fixed –rate Federal Home Loan Bank advances.

Provision for Loan Losses.

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	2012	2011

Allowance at beginning of period	$2,575	$1,873
Provision for loan losses	482	893
Charge-offs:
Real estate loans:
One-to four family	264	157
Home equity line of credit and other 2nd mortgage	22	5
Multi-family residential	—	60
Commercial	—	163
Construction and land development	172	50

Total charge-offs, real estate loans	458	435
Commercial and industrial	16	—
Consumer loans:
Purchased indirect automobile	42	68
Other	—	1
Total charge-offs, consumer loans	42	69
Total charge-offs	516	504

Recoveries:
Real estate loans:
One-to four family	—	44
Commercial	—	38
Total recoveries, real estate loans	—	82
Consumer loans:
Purchased indirect automobile	8	6
Other	1	—
Total recoveries, consumer loans	9	6
Total recoveries	9	88

Net charge-offs	507	416

Allowance at end of period	$2,550	$2,350

Allowance to non-performing loans	55.03%	46.37%
Allowance to total loans outstanding at the end of the period	2.13%	1.96%
Net charge-offs to average total loans outstanding during the period	0.55%	0.48%

A provision of $482,000 was recorded for the nine months ended September 30, 2012, a decrease of $411,000 or 46.0% from $893,000 for the same period in 2011.  The provision for loan losses reflected net charge offs of $507,000 or 0.55% on an annualized basis, of average total loans for the first three quarters of 2012, compared to $416,000 or 0.48% of average total loans for the first three quarters of 2011.  Substandard loans decreased $2.8 million to $4.6 million during the nine months ended September 30, 2012, while the related specific loss allowances for those loans decreased $566,000 to $409,000.  Substandard loans increased $1.8 million to $5.1 million during the nine months ended September 30, 2011, while the related specific loss allowances for those loans increased $174,000 to $751,000.  The provision for loan losses for the nine months ended September 30, 2012 and 2011 reflected an increase in the required level of reserves for loans collectively evaluated for impairment, as loans collectively evaluated for impairment increased $4.2 million and $2.8 million, respectively.  We used the same methodology in assessing the allowance for each period.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended September 30, 2012 and 2011, respectively.

The allowance as a percent of nonperforming loans decreased to 55.03% at September 30, 2012 from 46.37% at September 30, 2011.  Nonperforming loans totaled $4.6 million at September 30, 2012, compared to $5.1 million at September 30, 2011, a decrease of $433,000 or 8.5%.

Noninterest Income.  Noninterest income increased $91,000 or 18.7% to $578,000 for the nine months ended September 30, 2012 from $487,000 for the nine months ended September 30, 2011.  The increase was primarily related to net gains on loan sales which increased $82,000 to $108,000 for the nine months ended September 30, 2012, compared to $26,000 for the same period in 2011.  Net realized gains of $138,000 and $67,000 were recognized on loans sold of $11.9 million and $6.6 million for the nine months ended September 30, 2012 and 2011.  Gains on loan sales included the net decrease in fair value of mortgage servicing rights of $30,000 in 2012 compared to $41,000 for the same period in 2011.  The decreases in fair value of mortgage servicing rights were primarily due to the increase in prepayment speeds for the servicing portfolio during the nine months ended September 30, 2012 and 2011.

Noninterest Expense.  Noninterest expense increased $95,000 or 2.7% to $3.6 million for the nine months ended September 30, 2012 from $3.5 million for the nine months ended September 30, 2011.  Increases in compensation and benefits, professional fees,  indirect automobile loan servicing fee, and other expense in 2012 compared to 2011 of $94,000, $132,000, $17,000, and $27,000, respectively, were partially offset by decreases in occupancy, data processing, marketing, office supplies,  federal deposit insurance and foreclosed assets, net, of $24,000, $83,000, $12,000, $7,000, $15,000 and $34,000, respectively.  The increase in compensation and benefits in 2012 was primarily due to higher benefit costs, including the impact of the 2011 Equity Incentive Plan approved in the second quarter of 2011 and the subsequent grants of options and restricted stock under the Plan.  The increases in professional fees and other expense in 2012 were primarily due to fees incurred to support the Board of Directors’ nominees for Director in a contested election occurring at the May 24, 2012 annual meeting of stockholders.  The increase in indirect automobile loan servicing fee in 2012 is primarily due to the higher average balance of loans serviced in that period.  The decrease in data processing expense in 2012 was due primarily to lower costs associated with the long-term contract renewal with our data center in 2012.  The decrease in FDIC insurance premiums in 2012 was due to a reduced fee structure.  The decrease in foreclosed assets, net, was due primarily to lower net holding costs on foreclosed assets held for sale for the nine months ended September 30, 2012, compared to the same period in 2011.

Provision (Benefit) for Income Taxes.  The provision for income taxes increased $170,000 to $60,000 for the nine months ended September 30, 2012 compared to a benefit $110,000 for the same period in 2011.  The effective tax expense as a percent of pre-tax income was 9.9% for the nine months ended September 30, 2012, compared to the effective tax benefit as a percent of pre-tax loss of 50.0% for the same period in 2011.  The higher provision for income taxes for 2012 reflects the higher pre-tax income compared to 2011, offset partially by the impact of an $87,000 non-recurring decrease in valuation allowances recorded for deferred tax assets related to capital losses on equity securities.  The Company believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities were $2.1 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.  Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and interest-bearing deposits and pay downs on mortgage-backed securities.  For the nine months ended September 30, 2012, net cash provided by investing activities included $4.6 million of proceeds from the redemption of Federal Home Loan Bank stock.  Net cash used in investing activities were $2.3 million and $408,000 for the nine months ended September 30, 2012 and 2011, respectively.  Net cash used in financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings.  The net cash used in financing activities was $3.8 million and $748,000 for the nine months ended September 30, 2012 and 2011, respectively.

The Bank is required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank’s actual ratios at September 30, 2012 and the required minimums to be considered adequately capitalized are shown in the table below.  In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.  Accordingly, Harvard Savings Bank was categorized as well capitalized at September 30, 2012.  The Bank’s actual ratios at September 30, 2012 were lower than at December 31, 2011 due primarily to dividends paid by the Bank to the Company of $797,000 during the nine months ended September 30, 2012.  Management is not aware of any conditions or events since the most recent notification that would change our category.

	September 30, 2012 Actual	December 31, 2011 Actual	Minimum Required

Tier 1 capital to average assets	10.1%	9.9%	4%
Tier 1 capital to risk-weighted assets	12.9%	12.8%	4%
Total capital to risk-weighted assets	14.2%	14.0%	8%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at September 30, 2012 and December 31, 2011 (in thousands).

	September 30, 2012	December 31, 2011

Commitments to fund loans	$16,277	$11,653
Standby letters of credit	6	6

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2012 totaled $28.4 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest- earning assets:
Interest -earning deposits	$9,187	$22	0.96%	$7,459	$26	1.39%
Securities purchased under agreements to resell	13,714	33	0.96%	17,586	42	0.96%
Securities, tax-exempt	2,323	5	0.86%	100	1	4.00%
Securities, taxable	7,869	41	2.08%	7,023	58	3.30%
Loans	122,924	1,724	5.61%	117,668	1,725	5.86%
Federal Home Loan Bank stock	2,274	2	0.35%	6,549	2	0.12%
Total interest earning assets	158,291	1,827	4.62%	156,385	1,854	4.74%
Non-interest earning assets	11,323			11,903

Total assets	$169,614			$168,288

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$17,246	6	0.14%	$15,546	8	0.21%
NOW and money market accounts	32,621	15	0.18%	32,326	20	0.25%
Certificates of deposit	74,976	306	1.63%	78,369	398	2.03%
Brokered certificates of deposit	1,500	19	5.07%	1,499	19	5.07%
Federal Home Loan Bank advances	15,823	87	2.20%	14,166	104	2.94%
Total interest-bearing liabilities	142,166	433	1.22%	141,906	549	1.55%
Non-interest-bearing deposits	4,740			4,389
Other non-interest-bearing liabilities	3,417			3,168
Total liabilities	150,323			149,463
Equity	19,291			18,825

Total liabilities and equity	$169,614			$168,288

Net interest income		$1,394			$1,305

Interest rate spread			3.40%			3.19%

Net interest margin			3.52%			3.34%

Average interest earning assets to average interest-bearing liabilities			111.34%			110.20%

The following table sets forth the changes in interest income and interest expense resulting from the changes in interest rate and changes in volume of the Company’s interest-earning assets and interest-earning liabilities (in thousands).

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(9)	$5	$(4)
Securities purchased under agreements to resell	—	(9)	(9)
Securities, tax-exempt	(1)	5	4
Securities, taxable	(23)	6	(17)
Loans	(76)	75	(1)
Federal Home Loan Bank stock	2	(2)	—

Total	(107)	80	(27)

Interest Expense:

Savings accounts	(3)	1	(2)
NOW and money market accounts	(5)	—	(5)
Certificates of deposit	(75)	(17)	(92)
Brokered certificates of deposit	—	—	—
Federal Home Loan Bank advances	(28)	11	(17)

Total	(111)	(5)	(116)

Increase in net interest income	$4	$85	$89

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest- earning assets:
Interest -earning deposits	$9,463	$67	0.94%	$9,321	$93	1.33%
Securities purchased under agreements to resell	15,192	101	0.89%	17,697	138	1.04%
Securities, tax-exempt	1,080	7	0.86%	227	8	4.70%
Securities, taxable	6,830	132	2.58%	6,871	138	2.68%
Loans	122,313	5,168	5.63%	115,580	5,081	5.86%
Federal Home Loan Bank stock	3,474	7	0.27%	6,549	5	0.10%
Total interest earning assets	158,352	5,482	4.62%	156,245	5,463	4.66%
Non-interest earning assets	11,249			11,929

Total assets	$169,601			$168,174

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$17,100	16	0.12%	$15,703	31	0.26%
NOW and money market accounts	33,587	45	0.18%	32,572	71	0.29%
Certificates of deposit	76,230	962	1.68%	78,355	1,258	2.14%
Brokered certificates of deposit	1,500	56	4.98%	1,499	56	4.98%
Federal Home Loan Bank advances	13,593	265	2.60%	13,827	330	3.18%
Total interest-bearing liabilities	142,010	1,344	1.26%	141,956	1,746	1.64%
Non-interest-bearing deposits	4,974			4,247
Other non-interest-bearing liabilities	3,405			3,203
Total liabilities	150,389			149,406
Equity	19,212			18,768

Total liabilities and equity	$169,601			$168,174

Net interest income		$4,138			$3,717

Interest rate spread			3.35%			3.02%

Net interest margin			3.48%			3.17%

Average interest earning assets to average interest-bearing liabilities			111.51%			110.07%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(27)	$1	$(26)
Securities purchased under agreements to resell	(19)	(18)	(37)
Securities, tax-exempt	(11)	10	(1)
Securities, taxable	(5)	(1)	(6)
Loans	(202)	289	87
Federal Home Loan Bank stock	5	(3)	2

Total	(259)	278	19

Interest Expense:

Savings accounts	(18)	3	(15)
NOW and money market accounts	(28)	2	(26)
Certificates of deposit	(263)	(33)	(296)
Brokered certificates of deposit	—	—	—
Federal Home Loan Bank advances	(60)	(5)	(65)

Total	(369)	(33)	(402)

Increase (decrease) in net interest income	$110	$311	$421

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting.  During the quarter ended September 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 6.        Exhibits

31.1 – Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e)

31.2 – Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e)

32.1 – Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to the Consolidated Financial Statements.(1)

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVARD ILLINOIS BANCORP, INC.
Registrant

Date: November 9, 2012	/s/ Duffield J. Seyller III
Duffield Seyller III
President and Chief Executive Officer

/s/ Donn L. Claussen
Donn L. Claussen
Executive Vice President and Chief Financial Officer