Form 10-K
period 2012-12-31
Harvard Illinois Bancorp, Inc.
filed 2013-03-22
CIK 1471266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number: 000-53935

HARVARD ILLINOIS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2238553
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

58 North Ayer Street, Harvard Illinois	60033
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (815) 943-5261

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [  ]     NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [  ]     NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]     NO [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [  ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2012, as reported by the OTC Bulletin Board, was approximately $8.3 million.

As of March 21, 2013, there were issued and outstanding 829,850 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

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

•
significant increases in our loan losses, including as a result of our inability to resolve delinquent loans and non-performing and classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•
our ability to comply with the terms of the Memorandum of Understanding with our regulators, including business and capital plans submitted to our regulators, and our ability to successfully conduct our operations while subject to regulatory restrictions on our activities;

•	increased competition among depository and other financial institutions;

•	our ability to successfully diversify our loan portfolio without experiencing a significant decrease in asset quality;

•	expenses and diversion of management’s time and attention resulting from our efforts to oppose stockholder nominations that we do not believe are in the best interests of stockholders;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of our financial instruments and real estate;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	risks related to high concentration of loans secured by real estate located in our market areas;

•
the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	possible increases in deposit and premium assessments;

•	legislative or regulatory changes, including increased compliance costs resulting from the recently enacted financial reform legislation, that adversely affect our business and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our reliance on a small executive staff;

•	changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	risks and costs related to operating as a publicly traded company;

•	changes in our organization, compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

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

The local economy has been significantly affected by the recession.  According to the Illinois Department of Employment Security, McHenry and Grundy Counties’ and Illinois’ respective December 2012 unemployment rates, not seasonally adjusted, were 8.2%, 9.8% and 8.6%, as compared to U.S. unemployment rate of 7.6%.  According to the 2010 U.S. Census, per capita income for McHenry and Grundy Counties were $31,838 and $27,895, respectively, and the median household incomes were $76,482 and $64,297, respectively, compared to per capita income for the United States and the State of Illinois of $27,334 and $28,782, respectively, and median household income of $51,914 and $55,735, respectively.

We face competition within our market area both in making loans and attracting deposits.  Our market area has a significant concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  As of June 30, 2012, based on the most recent available FDIC data, our market share of deposits represented 1.7% and 3.0% of FDIC-insured deposits in McHenry and Grundy Counties, Illinois, respectively.

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

Lending Activities

General.  We focus our lending activities primarily on one- to four-family residential mortgage, commercial real estate, farmland, commercial and industrial, home equity, agricultural and purchased indirect automobile loans, and, to a lesser extent, multi-family, construction and  land development, and other consumer loans.  Home equity lending activities include the origination of lines of credit and second mortgage loans.  In recent years, we have adopted a strategy focused on managing our loan portfolio to minimize concentrations and diversify the types of loans within the portfolio, and in a manner that manages credit risk to minimize the risk of loss and interest rate risk to optimize our net interest margin.  The implementation of this strategy involves achieving and maintaining a portfolio balance that is less dependent on loans secured by real estate, particularly one- to four-family residential and commercial real estate loans and more focused on commercial and industrial, agricultural and farmland loans, with an appropriate balance of home equity lines of credit and other second mortgage loans and purchased indirect automobile loans.  In December 2009, we hired an experienced agricultural lending officer and commenced an agricultural lending program as part of that strategy.  We have focused our efforts on developing a portfolio of commercial and industrial, agriculture and farmland loans with borrowers seeking loans of $2.5 million or less.  During 2012, the commercial and industrial, agriculture, and farmland loan portfolios increased $1.2 million, $5.8 million and $2.2 million respectively, to totals of $5.4 million, $20.1 million, and $11.8 million at December 31, 2012.  Those portfolios represented 4.60%, 17.10% and 10.01%, respectively, of total loans at December 31, 2012.  During 2012, we continued to curtail our commercial real estate lending activity, and continued to sell most of the one- to four-family residential loans that we originated.  Our one – to four – family real estate loan portfolio decreased $2.5 million to $41.8 million or 35.61% of total loans at December 31, 2012.  Our commercial real estate loan portfolio decreased $5.2 million to $20.0 million or 17.01% of total loans at December 31, 2012.  At December 31, 2012, the commercial real estate loan portfolio was within our approved concentration limit, and subject to future market, economic and regulatory conditions, is expected to be an area of loan growth in 2013.  The majority of our loan activity historically has been, and during 2012 continued to be, loan origination activity in our market area.  As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which differentiates us from larger commercial banks in our primary market area.  Historically, we also have purchased a significant number of indirect automobile loans, with a target portfolio of $6-$8 million.  At December 31, 2012, our purchased indirect automobile loan portfolio totaled $7.0 million or 5.95% of total loans.  Subject to future market, economic and regulatory conditions, we expect commercial and industrial, farmland, agricultural, and purchased indirect automobile loans will continue to be an area of loan growth.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$41,842	35.61%	$44,339	37.49%
Home equity line of credit and other 2nd mortgage	9,431	8.02	10,284	8.69
Multi-family	51	0.04	1,480	1.25
Commercial	19,989	17.01	25,192	21.30
Farmland	11,765	10.01	9,531	8.06
Construction and land development	1,837	1.56	2,522	2.13
Total real estate loans	84,915	72.25	93,348	78.92

Commercial and industrial	5,407	4.60	4,241	3.59
Agriculture	20,096	17.10	14,313	12.10
Consumer loans:
Purchased indirect automobile	6,987	5.95	6,223	5.26
Other	117	0.10	152	0.13
Total consumer loans	7,104	6.05	6,375	5.39
Total loans	117,522	100.00%	118,277	100.00%

Deferred loan costs (fees)	4		2
Loans in process	—		(6)
Allowance for losses	(2,550)		(2,575)
Loans, net	$114,976		$115,698

Contractual Maturities and Interest Rate Sensitivity.  The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2012.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

	One- to Four-Family Residential	HELOC & Other 2nd Mortgage	Multi-Family	Commercial Real Estate	Farmland	Construction & Land Development	Commercial & Industrial	Agriculture	Purchased Indirect Automobile	Other Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$1,738	$688	$—	$8,431	$2,238	$1,170	$3,559	$15,983	$256	$47	$34,110
More than one to two years	2,886	695	—	1,964	1,781	660	697	647	436	49	9,815
More than two to three years	3,243	469	—	4,550	1,483	7	176	1,222	473	18	11,641
More than three to five years	3,744	2,632	—	3,222	3,787	—	975	1,834	3,094	3	19,291
More than five to ten years	4,257	4,914	—	1,509	252	—	—	410	2,728	—	14,070
More than ten to fifteen years	2,710	20	—	141	61	—	—	—	—	—	2,932
More than fifteen years	23,264	13	51	172	2,163	—	—	—	—	—	25,663
Total	$41,842	$9,431	$51	$19,989	$11,765	$1,837	$5,407	$20,096	$6,987	$117	$117,522

The following table sets forth our fixed and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2013.

	One- to Four-Family Residential	HELOC & Other 2nd Mortgage	Multi-Family	Commercial Real Estate	Farmland	Construction & Land Development	Commercial & Industrial	Agriculture	Purchased Indirect Automobile	Other Consumer	Total
	(In thousands)
Interest rate terms on amounts due after one year:
Fixed-rate loans	$36,114	$819	$—	$10,885	$8,956	$660	$1,781	$3,820	$6,731	$70	$69,836
Adjustable-rate loans	3,990	7,924	51	673	571	7	67	293	—	—	13,576
Total	$40,104	$8,743	$51	$11,558	$9,527	$667	$1,848	$4,113	$6,731	$70	$83,412

Loan Approval Procedures and Authority.  Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 25% of our total capital plus the allowance for loan losses.  At December 31, 2012, our loan-to-one-borrower limit was approximately $5.1 million.  Our largest loan totaled $2.4 million and was secured by a mortgage on an auto dealership in the Chicagoland area.  At December 31, 2012, this loan was performing in accordance with its terms.   Our largest loan relationship totaled $4.4 million with a farming operation located in our market area.  At December 31, 2012, these loans were performing in accordance with their terms.

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

All one- to four-family residential loans up to $500,000, vacant land loans up to $250,000, and any consumer loans require approval of a quorum of our retail loan committee consisting of five officers.  All such loan approvals are reported at the next board meeting following said approval.  All secured commercial loans, including agricultural loans, up to $1,500,000 and unsecured loans up to $250,000 must be approved by our commercial credit management committee, which currently consists of our Chief Executive Officer, Executive Vice President, Secretary-Treasurer and our Vice President – Commercial Loan Officer.  These approvals are reported at the next board meeting following said approval.  All other loans must be approved by the board.

Generally, we require title insurance or title searches on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

One- to Four-Family Residential Real Estate Lending.  We originate long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences.  At December 31, 2012, $41.8 million, or 35.6% of our total loan portfolio consisted of permanent loans on one- to four-family residences.  At that date, our average outstanding one- to four-family residential loan balance was $97,000. Virtually all of the residential loans we originate are secured by properties located in our market area.  See “—Originations, Purchases and Sales of Loans.”

Due to consumer demand in the current low market interest rate environment, most of our recent originations are 10- to 30-year fixed-rate loans secured by one- to four-family residential real estate.  We generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards to permit their sale.  During the last several years, consistent with our asset-liability management strategy, we have sold most of the fixed rate one- to four-family residential loans we originated with original terms to maturity of ten years or more.

For the past several years, as a part of our asset/liability management policy, we have also originated seven-year balloon loans with up to 30-year amortization schedules secured by one- to four-family real estate. At December 31, 2012, we had $11.1 million of such loans.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents.  Moreover, the interest rates on many of our adjustable-rate loans do not adjust for the first three to five years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates.  At December 31, 2012, $4.0 million, or 9.5% of our one- to four-family residential loans, had adjustable rates of interest.

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

At December 31, 2012, we had $1.9 million of one- to four-family residential mortgage loans that were 60 days or more delinquent.

Commercial Real Estate Lending.  We also originate or purchase commercial real estate loans.  At December 31, 2012, we had $20.0 million in commercial real estate loans, representing 17.0% of our total loan portfolio.  Our current strategy involves reducing our commercial real estate lending activity and loan concentration due to continued significant weakness in commercial real estate values in our market area.  Accordingly, we expect to make commercial real estate loans only to the extent that such loans fit within our strategic loan portfolio balance.

Most of our commercial real estate loans have balloon loan terms of three to ten years with amortization terms of 15 to 25 years and fixed interest rates. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%.  At December 31, 2012, our largest commercial real estate loan totaled $2.4 million and was secured by a mortgage on an automobile dealership outside our market area in Cook County, Illinois.  At December 31, 2012, this loan was performing in accordance with its terms.

Set forth below is information regarding our commercial real estate loans at December 31, 2012.

Type of Loan	Number of Loans	Balance
		(In thousands)

Auto Dealership	1	$2,354
Retail, Other	11	2,181
Industrial	2	317
Mixed Use	43	12,534
Other	6	2,603
Total	63	$19,989

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

Home Equity Lending.  We originate variable-rate home equity lines-of-credit and, to a lesser extent, fixed- and variable-rate loans secured by liens on the borrower’s primary residence.  Our home equity products are limited to 75% of the property value less any other mortgages on fixed-rate amortizing second mortgage loans, and 70% of the property value less any other mortgages on variable-rate home equity lines of credit.  Prior to 2009, we originated home equity loans up to 90% of the property value to our customers where we serviced their first lien mortgage loan.  We use the same underwriting standards for home equity lines-of-credit and loans as we use for one- to four-family residential mortgage loans.  Our home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal.  The product has a rate ceiling of 18%.  Our home equity line-of-credit loans originated in 2009 had a rate floor of 4 - 4.25%.  In 2010, we increased the floor on these loans to 4.50%, and remained unchanged at 4.50% in 2011 and 2012.  We currently offer home equity loans with fixed-rate terms that amortize over a period of up to 20 years.  Our home equity lines-of-credit provide for an initial draw period of up to five years, with monthly payments of interest calculated on the outstanding balance.  At the end of the initial five years, the line may be paid in full or restructured at our then current home equity program.

At December 31, 2012, we had $9.4 million or 8.0% of total loans in home equity loans and outstanding advances under home equity lines and an additional $4.9 million of funds committed, but not advanced, under the home equity lines-of-credit.

Construction and Land Lending.  We make construction loans to builders and developers for the construction of one- to four- and multi-family residential units and to individuals for the construction of their primary or secondary residence.  We also make a limited amount of land loans to developers, primarily for the purpose of developing residential subdivisions.

At December 31, 2012, we had two outstanding one- to four-family construction loans totaling $518,000 representing 0.4% of our total loan portfolio, with outstanding commitments to fund of $34,000.

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

We no longer make loans to builders and developers “on speculation” to finance the construction of residential property.  At December 31, 2012, we had no construction loans secured by one- to four-family residential properties built on speculation.

We also make construction loans for commercial development projects such as multi-family, apartment and other commercial buildings.  These loans generally have an interest-only phase during construction then convert to permanent financing.  Disbursements of construction loan funds are at our discretion based on the progress of construction.  The maximum loan-to-value ratio limit applicable to these loans is generally 75%.  At December 31, 2012, we had no construction loans outstanding which were secured by multi-family property.

We also make loans to builders and developers for the development of one- to four-family lots in our market area.  These loans have terms of five years or less.  Land loans are generally made in amounts up to a maximum loan-to-value ratio of 65% on raw land and up to 75% on developed building lots based upon an independent appraisal.  We obtain personal guarantees for our land loans.  At December 31, 2012, we had three land development loans totaling $906,000 to builders/developers representing 0.8% of our total loan portfolio on residential development properties.  These loans were located in our market area.

We occasionally make loans to builders and developers for the development of vacant commercial land in our market area.  These loans have terms of five years or less.  Land loans are generally made in amounts up to a maximum loan-to-value ratio of 50% on raw land and up to 75% on developed building lots based upon an independent appraisal.  We obtain personal guarantees for our commercial land development loans.  At December 31, 2012, we had one commercial land development loan totaling $413,000 to builders/developers representing 0.4% of our total loan portfolio on commercial development properties.  That loan was located in our market area.

Loans to individuals for the construction of their residences typically run for seven to twelve months and then convert to permanent loans.  These construction loans have rates and terms comparable to one- to four-family residential loans offered by us.  During the construction phase, the borrower pays interest only at a fixed rate.  The maximum loan-to-value ratio of owner-occupied single-family construction loans is 80%.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

The following table sets forth the composition of our portfolio of construction, land and land development loans by loan type at December 31, 2012.

	Number of Loans	Net Principal Balance	Non-Performing
	(Dollars in thousands)

One-to-four- family construction	2	$518	$—
Non-residential construction	—	—	—
Residential land and land development	3	906	438
Non-residential land and land development	1	413	413
Total	6	$1,837	$851

Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees.  In addition, such loans are generally made for relatively short terms.  Nevertheless, construction and land lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions (including the current adverse real estate market) on construction projects, real estate developers and managers.  In addition, the nature of these loans is such that they are more difficult to evaluate and monitor.  Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project.  If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project.  Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage.  When loan payments become due, the cash flow from the property may not be adequate to service the debt.  In such cases, we may be required to modify the terms of the loan.

We have significantly decreased our construction loan originations in light of adverse conditions in our local real estate market and economy.

Farmland. At December 31, 2012, our loans secured by farmland amounted to $11.8 million or 10.0% of the total loan portfolio. These loans are primarily secured by farmland located in our market area. Our adjustable rate farmland loans have interest rates that generally adjust every one, three or five years in accordance with a designated index and are generally amortized over 15-25 years.  Our fixed rate farmland loans generally are for terms of up to 15 years, although many are amortized over longer periods, and include a balloon payment at maturity.  Our lending policies on such loans generally limit the maximum loan-to-value ratio to 75% of the lesser of the appraised value or purchase price of the property.  At December 31, 2012, our largest farmland loan totaled $1.6 million, and was performing in accordance with its terms.

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

Commercial and Industrial Lending.  We originate commercial and industrial loans and lines of credit to small- and medium-sized companies in our primary market area.  Our commercial and industrial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture.  Our commercial and industrial loans generally carry a floating-rate indexed to the prime rate as published in The Wall Street Journal and a one-year term.  All of our commercial and industrial loans are secured.  Subject to future economic, market and regulatory conditions, we intend to focus on this kind of lending.  At December 31, 2012, we had $5.4 million in commercial and industrial loans, representing 4.6% of our total loan portfolio.

The following table sets forth the composition of our commercial and industrial loan portfolio by loan type at December 31, 2012. The balances set forth below do not include $2.6 million of committed but undrawn lines of credit on commercial and industrial loans.

Type of Loan	Number of Loans	Balance
		(In thousands)

Industrial secured, term loan	3	$1,033
Industrial secured, line of credit	1	100
Retail secured, term loan	11	260
Retail secured, line of credit	7	336
Healthcare secured, term loan	5	456
Mixed use secured, term loan	34	1,245
Mixed use secured, line of credit	15	1,977
Total	76	$5,407

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

At December 31, 2012, our largest commercial and industrial loan relationship was a $1.5 million line of credit with an unpaid principal balance of $684,000 with a plumbing and heating contractor in our market area.  At December 31, 2012, the loan was performing in accordance with its terms.

Agricultural Lending. We also originate agricultural operating lines of credit and intermediate-term loans.  Our agricultural operating lines of credit generally have terms of one year and are secured by growing crops, livestock and equipment, and mortgages on the farmland. Our intermediate-term loans have terms of 2-7 years and will be secured by machinery and equipment.  Generally these loans are extended to farmers in our market area for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The maximum term for equipment secured loans is tied to the useful life of the underlying collateral but cannot exceed 10 years. The interest rate is generally increased with respect to the longer terms loans due to the rate exposure of these loans. The amount of the commitment is based on management’s review of the borrower’s business plan, prior performance, marketability of crops, and current market prices. We examine recent financial statements and evaluate cash flow analysis and debt-to-net worth, and liquidity ratios.  Loans for crop production generally require 75% or more crop insurance coverage. At December 31, 2012, we had $20.1 million in agriculture loans, representing 17.1% of our total loan portfolio.

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

The following table sets forth the composition of our agriculture loan portfolio by loan type at December 31, 2012.   The balances set forth below do not include $8.3 million of committed but undrawn lines of credit on agriculture loans.

	Number of Loans	Balance
		(In thousands)

Crop production secured, term loan	47	$3,242
Crop production secured, line of credit	37	8,739
Dairy and other livestock secured, term loan	19	3,948
Dairy and other livestock secured, line of credit	19	4,167
Total	122	$20,096

At December 31, 2012, our largest agriculture loan relationship was $4.4 million with a farming operation in our market area.  At December 31, 2012, those loans were performing in accordance with their terms.

Consumer Lending.  We make secured loans to consumers.  In 1999, in an effort to expand and diversify our loan portfolio and increase the overall yield on our loan portfolio, we began purchasing indirect loans on new and used automobiles located primarily in Cook County, Illinois.  Although we do not separately underwrite each purchased loan, we thoroughly review the knowledge and experience of the originators’ management teams, their underwriting standards, and their historical loss rates.  Our target portfolio for these loans is currently $6-$8 million.

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

We perform semi-annual reviews of newly purchased loan files and review operational procedures as part of our internal audit function.  We purchased $4.3 million and $4.2 million of loans, respectively, in 2012 and 2011.  At December 31, 2012, we had $7.0 million of purchased indirect automobile loans outstanding, representing 6.0% of our gross loan portfolio.  Included in the balance at December 31, 2012 was $1.9 million of automobile loans with no credit score or a credit score below 660 (which loans are considered by the FDIC to have certain features of subprime lending).

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances as well as the current slowing economy.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  For the years ended December 31, 2012 and December 31, 2011, we had net charge-offs of $47,000 and $134,000, respectively, on consumer loans. At December 31, 2012 and December 31, 2011 we had nonperforming consumer loans of $0 and $5,000, respectively. At December 31, 2012 and 2011, we had $83,000 and $26,000, respectively, of repossessed automobiles.  At December 31, 2012 and 2011, there were purchased indirect automobile loans totaling $25,000 and $9,000, respectively, that were delinquent 30 days or more.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.  All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell certain of the loans we originate into the secondary market.  We consider our own balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We generally do not make loan sale commitments until we receive a corresponding borrower commitment.  To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2012, we serviced $75.4 million of loans held by other institutions.

From time to time, to diversify our risk, we purchase interests in various types of loans.  We underwrite our participation portion of the loan according to our own underwriting criteria and procedures.  At December 31, 2012, we had $4.3 million in loan participation interests, $2.1 million or 48.8% of which are in our market area.  As discussed above under “—Consumer Lending,” we had $7.0 million of purchased indirect automobile loans, all of which were outside of our primary market area, at December 31, 2012.

Delinquencies and Non-Performing Assets

Delinquency Procedures.  When a borrower fails to make a required monthly loan payment by the end of the applicable grace period, a late notice is generated stating the payment and late charges due.  Our policies provide that borrowers that become 30 days or more delinquent are contacted by phone or mail to determine the reason for nonpayment and to discuss future payments.  If repayment is not possible or doubtful, the loan will be brought to the board of directors for possible foreclosure.  Once the board of directors declares a loan due and payable, a certified letter is sent to the borrower explaining that the entire balance of the loan is due and payable. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments.  If the borrower does not respond, we will initiate foreclosure proceedings.

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

Troubled Debt Restructurings.   As further discussed in Note 4 to the financial statements included herein, we periodically modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We generally do not forgive principal or interest on loans. We will modify the terms of loans to lower interest rates (which may be at below market rates), and/or to provide for longer amortization schedules (up to 40 years), and/or provide for interest-only terms.  These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.  Troubled debt restructurings are considered impaired at the time of restructuring and typically are returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of at least six to twelve months.  As further discussed under “—Non-Performing Assets”, we had ten nonaccrual loans totaling $3.2 million that were classified as troubled debt restructurings at December 31, 2012.

During the year ended December 31, 2012, the Company modified three residential real estate loans, with a recorded investment of $257,000 prior to modification, which were deemed TDRs.  All three of the modifications were to lower the interest rate and extend the maturity date.  This resulted in specific allowances of $40,000 based upon the fair value of the collateral and impairment losses of $9,000 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement.

The Company modified one second mortgage during 2012, which has a recorded investment of $6,000 prior to modification and was deemed a TDR.  The Company extended the maturity date on that loan, which resulted in a specific allowance of $6,000 and no impairment loss.  The Company modified two commercial real estate loans during the year, which had recorded investment of $1.5 million prior to modification and were deemed TDRs.  The Company extended the maturity date on those loans, which resulted in specific allowances of $81,000 based upon the fair value of the collateral and no impairment losses.

During the year ended December 31, 2012, there were no loans that were considered a TDR during the past twelve months that defaulted.  Default occurs when a loan is 90 days or more past due, transferred to nonaccrual or charged-off and is within 12 months of restructuring. The Company had three loans with a recorded investment of $1,119 at December 31, 2012, that were previously classified as TDRs and removed from that classification during 2012, after maturity and/or interest rate concessions were removed and other policy requirements were met.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2012			2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family	$1,464	$808	$1,122	$2,321	$1,366	$1,590
Home equity line of credit and other 2nd mortgage	51	14	35	88	—	239
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	74	—
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Total real estate loans	1,515	822	1,157	2,409	1,440	1,829
Commercial and industrial	—	—	7	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	25	—	—	9	—	—
Other	—	—	—	—	—	5
Total consumer loans	25	—	—	9	—	5

Total	$1,540	$822	$1,164	$2,418	$1,440	$1,834

Total delinquencies decreased $2.2 million or 38.1% to $3.5 million at December 31, 2012 from $5.7 million at December 31, 2011. Total delinquencies as a percent of total loans were 3.00% and 4.81% at December 31, 2012 and 2011, respectively. The largest category of delinquencies was one-to four – family real estate loans which decreased $1.9 million or 35.7% to $3.4 million at December 31, 2012 from $5.3 million at December 31, 2011.

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

On the basis of this review of our assets, our classified and special mention and other watch assets at the dates indicated were as follows:

	At December 31,
	2012	2011
	(In thousands)

Watch loans	$5,590	$4,547
Special mention loans	1,104	840
Substandard assets	5,901	8,627
Doubtful assets	—	—
Loss assets	—	—
Total watch and classified assets	$12,595	$14,014

Total watch and classified assets decreased $1.4 million or 10.1% to $12.6 million at December 31, 2012 from $14.0 million at December 31, 2011.  The largest change was in substandard assets which decreased $2.7 million or 31.6% to $5.9 million at December 31, 2012 from $8.6 million at December 31, 2011. Substandard assets at December 31, 2012 consisted of $886,000 in foreclosed assets held for sale and loans of $5.0 million. Substandard assets at December 31, 2011 consisted of $1.2 million in foreclosed assets held for sale and loans of $7.4 million. As further discussed in Note 4 to the financial statements included herein, troubled debt restructurings increased to $4.2 million at December 31, 2012, of which $3.2 million were classified substandard, compared to $3.8 million at December 31, 2011, all of which were classified substandard.

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

The following table sets forth information regarding our nonperforming assets, including troubled debt restructurings, at the dates indicated.  See our discussion on troubled debt restructurings under “—Troubled Debt Restructurings.”

	At December 31,
	2012	2011
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$2,484	$3,775
Home equity lines of credit and other 2nd mortgage	166	268
Multi-family	—	917
Commercial	1,482	1,390
Farmland	—	—
Construction and land development	851	1,027
Total real estate loans	4,983	7,377
Commercial and industrial	7	50
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	5
Total consumer loans	—	5
Total nonaccrual loans	4,990	7,432

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	—	—
Home equity line of credit and other 2nd mortgage	—	—
Multi-family	—	—
Farmland	—	—
Commercial	—	—
Construction and land development	—	—
Total real estate loans	—	—
Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—
Total consumer loans	—	—
Total accruing loans past due 90 days or more	—	—
Total of non-accrual and 90 days or more past due loans	4,990	7,432

Other real estate owned:
One- to four-family	187	335
Commercial	616	825
Total other real estate owned	803	1,160

Repossessed automobiles	83	26

Total non-performing assets	5,876	8,618
Troubled debt restructurings (not included in non-accrual loans above)(1)	934	—
Total non-performing assets, including troubled debt restructurings	$6,810	$8,618

Total non-performing loans to total loans	4.25%	6.28%
Total non-performing assets to total assets	3.47%	5.09%
Total non-performing loans, including troubled debt restructurings to total loans	5.04%	6.28%
Total non-performing assets, including troubled debt restructurings to total assets	4.02%	5.09%

(1)	Troubled debt restructurings included in nonaccrual loans totaled $3.2 million and $3.8 million at December 31, 2012 and 2011, respectively.

Total non-performing assets, including troubled debt restructurings, decreased $1.8 million or 21.0% to $6.8 million at December 31, 2012, compared to $8.6 million at December 31, 2011.  Total non-performing assets, including troubled debt restructurings, to total assets were 4.0% and 5.1% at December 31, 2012 and 2011, respectively.  Troubled debt restructurings included in nonaccrual loans totaled $3.2 million at December 31, 2012, compared to $3.8 million at December 31, 2011.

Non-accrual one- to four-family real estate loans totaled $2.5 million at December 31, 2012 and consisted of 22 loans secured by properties located in our market area.  Those loans included five loans that totaled $880,000 that are troubled debt restructurings, which resulted in charge-offs of $46,000 in fiscal 2012.  Those troubled debt restructurings were all performing according to the terms of the restructuring. Non-accrual one- to four-family real estate loans at December 31, 2012 included four loans totaling $449,000 that were in the process of foreclosure, and resulted in charge-offs of $170,000 in fiscal 2012.  Non-accrual one- to four-family real estate loans at December 31, 2012 included 13 other loans totaling $1.2 million that were in the process of collection, and resulted in charge-offs of $77,000 in fiscal 2012.  We have established impairment allowances of $112,000 on the non-performing one- to four-family real estate loans at December 31, 2012.  There were two one-to four - family real estate loans totaling $934,000 at December 31, 2012, which were previously modified in troubled debt restructurings, and were returned to accrual status during fiscal 2012 and reclassified as watch loans from substandard loans.

Non-accrual home equity lines of credit and other second mortgage loans totaled $166,000 at December 31, 2012 and consisted of eight loans secured by properties located in our market area, including two loans totaling $38,000 that were in the process of foreclosure and resulted in charge-offs of $13,000 in fiscal 2012.  Non-accrual home equity lines of credit and other second mortgage loans included one loan that totaled $6,000 that was a troubled debt restructuring due to a maturity concession, and resulted in no charge-offs in fiscal 2012.  Non-accrual home equity lines of credit and other second mortgage loans included five other loans in the process of collection totaling $122,000, that resulted in charge-offs of $7,000 in fiscal 2012.  We have established impairment allowances of $48,000 on the non-performing home equity lines of credit and other second mortgage loans at December 31, 2012.

Non-accrual commercial real estate loans totaled $1.5 million at December 31, 2012 and consisted of two loans, both secured by a non-owner occupied property located in our market area. Although contractually current at December 31, 2012, the loans were deemed troubled debt restructurings in 2012 due to a maturity concession.  The anchor tenant of the property is a state agency.  The property was reappraised in fiscal 2012.  We have established an impairment allowance of $81,000 on the non-performing commercial real estate loans at December 31, 2012.

Non-accrual construction and land development loans totaled $851,000 at December 31, 2012 and consisted of two troubled debt restructurings secured by properties located in our market area, both performing according to the terms of the restructuring as of December 31, 2012.  A residential subdivision real estate loan with a balance at December 31, 2012 of $438,000 was refinanced in a troubled debt restructuring in 2010 which provided for both interest rate and maturity concessions.  Only one lot has been sold since the loan was restructured.  The property was reappraised in 2012 and had charge-offs totaling $172,000 during the year ended December 31, 2012.  We have established an impairment allowance of $157,000 on that non-accrual land development loan at December 31, 2012.  A commercial land development loan secured by property in our market area with a balance at December 31, 2012 of $413,000 was refinanced in a troubled debt restructuring in 2011 which provided for both interest rate and maturity concessions.  We have established an impairment allowance of $19,000 on that non-accrual commercial land development loan at December 31, 2012.

Other non-performing loans, which consisted of commercial and industrial loans, totaled $7,000 at December 31, 2012.  We have established impairment allowances of $7,000 on those loans at December 31, 2012.

Other real estate owned totaled $803,000 at December 31, 2012, which consisted of three single-family homes totaling $187,000 and two commercial real estate properties totaling $616,000.  All the properties are located in our market area.  The properties are carried at estimated fair value less costs to sell.  The two commercial real estate properties were reappraised in 2012, which resulted in losses from writedowns of $209,000 in 2012.

In addition, we had $83,000 of repossessed automobiles at December 31, 2012.

There were no other loans at December 31, 2012 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded for the year ended December 31, 2012, had non-accruing loans been current according to their original terms, amounted to $138,000.  Interest of $103,000 was recognized on these loans and is included in net income for the year ended December 31, 2012.

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

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation. We have increased general and specific allowances for our residential real estate loans over the past several quarters, in part, because the values of residential real estate in our local markets securing our portfolio have declined significantly.

Substantially all of our loans are secured by collateral. At December 31, 2012, 72.25% of our loan portfolio was secured by real estate including 43.67% that was secured by residential real estate. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using the original independent appraisal, adjusted for current economic conditions and other factors, and related general or specific reserves are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)

Allowance at beginning of year	$2,575	$1,873
Provision for loan losses	599	1,319
Charge offs:
Real estate loans
One- to four-family	365	302
Home equity line of credit and other 2nd mortgage	24	5
Multi-family	—	60
Commercial	—	162
Farmland	—	—
Construction and land	172	50
Total charge-offs, real estate loans	561	579
Commercial and industrial	16	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	59	139
Other	—	2
Total charge-offs, consumer loans	59	141
Total charge-offs	636	720

Recoveries:
Real estate loans
One- to four-family	—	46
Home equity line of credit and other 2nd mortgage	—	—
Multi-family	—	—
Commercial	—	38
Farmland	—	—
Construction and land	—	12
Total recoveries, real estate loans	—	96
Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	10	7
Other	2	—
Total recoveries, consumer loans	12	7
Total recoveries	12	103

Net charge-offs	(624)	(617)

Allowance at end of year	$2,550	$2,575

Allowance for loan losses to total non-performing loans, including troubled debt restructurings	43.05%	34.65%
Allowance to nonperforming loans	51.10%	34.65%
Allowance to total loans outstanding at the end of the period	2.17%	2.18%
Net charge-offs (recoveries) to average (annualized) loans outstanding during the year	0.52%	0.53%

The allowance as a percent of total loans decreased modestly to 2.17% at December 31, 2012 from 2.18% at December 31, 2011.  Loan categories experiencing the most charge-offs in 2012 involved owner-occupied one- to four-family residential real estate, construction and land development, and purchased indirect automobile loan categories.  Non-performing loans decreased $2.4 million, or 32.9%, to $5.0 million at December 31, 2012 from $7.4 million at December 31, 2011.  All non-performing loans were also classified substandard and specific reserves for substandard loans totaled $431,000 and $975,000 at December 31, 2012 and 2011, respectively.  The lower level of non-performing loans impacted the allowance for loan losses as a percent of non-performing loans which increased to 51.10% at December 31, 2012, from 34.65% at December 31, 2011.

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

	At December 31,
	2012			2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$668	26.20%	35.61%	$549	21.32%	37.49%
Home equity line of credit and other 2nd mortgage	333	13.06	8.02	248	9.63	8.69
Multi-family	3	0.12	0.04	287	11.15	1.25
Commercial	530	20.78	17.01	533	20.70	21.30
Farmland	176	6.90	10.01	143	5.55	8.06
Construction and land development	275	10.78	1.56	374	14.52	2.13
Total real estate loans	1,985	77.84	72.25	2,134	82.87	78.92
Commercial and industrial	151	5.93	4.60	125	4.86	3.59
Agriculture	301	11.80	17.10	215	8.35	12.10
Consumer loans:
Purchased indirect automobile	112	4.39	5.95	95	3.69	5.26
Other	1	0.04	0.10	6	0.23	0.13
Total consumer loans	113	4.43	6.05	101	3.92	5.39
Unallocated	—	—	—	—	—	—
Total allowance for loan losses	$2,550	100.00%	100.00%	$2,575	100.00%	100.00%

At December 31, 2012, our allowance for loan losses represented 2.17% of total loans and 51.10% of nonperforming loans.  The allowance for loan losses decreased $25,000 to $2.6 million at December 31, 2012 from $2.6 million at December 31, 2011, due to a provision for loan losses of $599,000, offset by net charge-offs of $624,000. The allowance for loan losses allocated to the portfolio of home equity line of credit and other second mortgage loans increased $85,000. or 34.3%. to $333,000 at December 31, 2012, from $248,000 at December 31, 2011.  In 2012, more allowances were allocated to loans within that portfolio with higher credit risk, including those loans where the Company did not service that customer’s first mortgage loan or those loans which were more than 50% drawn upon and paying interest only.

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

With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, we held no securities at December 31, 2012, that exceeded 10% of our total stockholders’ equity.

U.S. Government and Federal Agency Obligations.  At December 31, 2012, our U.S. Government and federal agency securities portfolio had an amortized cost and fair value of $3.7 million.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities.  At December 31, 2012, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $775,000 and $797,000, respectively.  Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Harvard Savings Bank.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.  Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities.  In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

Collateralized Mortgage Obligations.  Collateralized mortgage obligations are backed by mortgages but differ from pass through mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace.  The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages.  Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities.  To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities.  The collateralized mortgage obligations in our portfolio have been packaged by U.S. financial institutions.  We purchase only seasoned AAA-rated senior CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of one to ten years with no change in market interest rates.  At December 31, 2012, our CMO portfolio, which were all classified held-to-maturity and rated A, had an amortized cost and fair value of $746,000 and $775,000, respectively.

State and Political Subdivision Debt Securities.  At December 31, 2012, we had state and political subdivision securities with an amortized cost and fair value of $3.5 million and $3.4 million, respectively, all classified as available-for-sale.  We have purchased bank-qualified general obligation and revenue bonds of certain state and political subdivisions which provide interest income that is exempt from federal income taxation.  Our investment policy permits purchases of these securities so long as they are rated in the top three investment grades, with maximum term to maturity and duration of 15 and 10 years, respectively.

Mutual Funds and Other Equity Securities.  Purchases of mutual funds and other equity securities are not permitted by our current investment policy; however, such purchases were permitted prior to 2009.  At December 31, 2012, our mutual fund portfolio had an amortized cost and fair value of $438,000 and $447,000, respectively, all of which was classified as available-for-sale and all of which was invested in two Shay Asset Management mutual funds, the AMF Ultra Short Mortgage Fund and AMF Ultra Short Fund. Both funds invest primarily in mortgage-related securities.  For the years ended December 31, 2012 and 2011, we recognized a loss for other-than-temporary impairment on our mutual funds of $0 and $1,000, respectively, due to a decline in the fair value of these funds below our cost.

At December 31, 2012, we held common stock of Fannie Mae and Freddie Mac and community banks with an amortized cost and fair value of $12,000 and $19,000, respectively, all of which were classified as available-for-sale.  For the years ended December 31, 2012 and 2011, we recognized a loss for other-than-temporary impairment on these equity securities of $1,000 and $11,000, respectively, due to a decline in fair value below our cost.

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $1.4 million at December 31, 2012.  The common stock of such entity is carried at cost and classified as restricted equity securities.

During 2012, we received $5.1 million, at our carrying amount, from a repurchase of Federal Home Loan Bank of Chicago common stock.  In 2012, we received $7,000 in dividends on our investment in Federal Home Loan Bank of Chicago stock.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable.  The purchase of bank-owned life insurance is limited as outlined in the Interagency Statement on the Purchase and Risk Management of Life Insurance (“Statement”), which highlights five areas of guidance for use by institutions in the purchase and ongoing risk management of bank-owned life insurance (“BOLI”). These areas include a comprehensive risk management process, effective senior management and board oversight, policies and procedures with risk limits, sound pre-purchase analysis, and an ongoing monitoring of BOLI risks. The Statement also recommends limiting BOLI holdings to 25% or less of Tier 1 capital. We performed a comprehensive pre-purchase analysis prior to the purchase of our BOLI assets. Our Board of Directors has adopted policies and procedures that prohibit our purchase of additional BOLI until our holdings decrease to 25% or less of Tier 1 capital and the value of policies, and limits our BOLI holdings from any one insurance carrier to 15% of Tier 1 capital. As of December 31, 2012, we held approximately $4.4 million in cash surrender value of life insurance issued by six separate insurance companies, which totaled 26% of Tier 1 capital. We also conduct an annual risk assessment and monitor the performance of our insurance carriers on a regular basis.

Securities Purchased Under Agreements to Repurchase.  At December 31, 2012, we held securities under agreements to repurchase totaling $19.0 million.  These agreements represent a short-term overnight cash investment alternative.  These agreements are over-collateralized at no less than 103% with collateral consisting of securities and loans guaranteed by the “full faith and credit” of the United States Government.

Securities Portfolio Composition.  The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.  Securities available for sale are carried at fair value, while securities held to maturity are carried at amortized cost.

	At December 31,
	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and federal agency	$3,194	$3,185	$3,212	$3,214
Mortgage-backed (1)	758	779	884	906
State and political subdivisions	3,467	3,449	—	—
Total debt securities	7,419	7,413	4,096	4,120
Shay Asset Management mutual funds	438	447	431	441
Other equity securities (2)	12	19	20	20
Total equity securities	450	466	451	461
Total available for sale	$7,869	$7,879	$4,547	$4,581
Securities held to maturity:
U.S. Government and federal agency	$500	$521	$500	$539
Mortgage-backed (1)	17	18	24	24
Collateralized mortgage obligations, privately issued	746	775	1,178	1,274
Total securities held to maturity	$1,263	$1,314	$1,702	$1,837

Total	$9,132	$9,193	$6,249	$6,418

(1)	All mortgage-backed securities held were issued by government sponsored enterprises.
(2)	Other equity securities include Freddie Mac and Fannie Mae common stock, and shares in other financial institutions.

Securities Portfolio Maturities and Yields.  The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2012.  Securities held to maturity are carried at amortized cost, and securities available for sale are carried at fair value.  Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments.  Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Equity Securities		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and federal agency	$—	—%	$2,191	0.74%	$1,003	1.50%	$—	—%	$—	—%	$3,194	0.98%
Mortgage-backed (1)	—	—	1	1.75	509	1.84	248	1.64	—	—	758	1.78
State and political subdivisions	536	0.75	1,803	1.10	931	1.46	197	1.06	—		3,467	1.14
Total debt securities	536	0.75	3,995	0.90	2,443	1.56	445	1.38	—	—	7,419	1.14
Shay Asset Management mutual funds	—	—	—	—	—	—	—	—	438	1.62	438	1.62
Other equity securities (2)	—	—	—	—	—	—	—	—	12	—	12	—
Total equity securities	—	—	—	—	—	—	—	—	450	1.58	450	1.58
Total securities available for sale	$536	0.75%	$3,995	0.90%	$2,443	1.56%	$445	1.38%	$450	1.58%	$7,869	1.16%

Securities held to maturity:
U.S. Government and federal agency	$—	—%	$500	4.00%	$—	—%	$—	—%	$—	—%	$500	4.00%
Mortgage-backed (1)	—	—	—	—	17	2.84	—	—	—	—	17	2.84
Collateralized mortgage obligations, privately issued	—	—	—	—	746	6.17	—	—	—	—	746	6.17
Total securities held to maturity	$—	—%	$500	4.00%	$763	6.09%	$—	—%	$—	—%	$1,263	5.27%
Total	$536	0.75%	$4,495	1.25%	$3,206	2.64%	$445	1.38%	$450	1.58%	$9,132	1.73%

(1)	All mortgage-backed securities held were issued by government sponsored enterprises.
(2)	Other equity securities include Freddie Mac and Fannie Mae common stock, and shares in other financial institutions.

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

Deposits.  Our deposits are generated primarily from residents within our primary market area.  We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  We occasionally utilize brokered deposits to fund our operations based on our analysis of available rates and maturities, alternative sources of funds and investment opportunities.  At December 31, 2012, the Bank had no brokered deposits.

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2012			2011
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Demand deposit accounts	$6,278	4.69%	—%	$5,239	3.88%	—%
NOW accounts	18,633	13.91	0.12	17,558	13.00	0.12
Savings accounts	17,071	12.74	0.13	16,100	11.92	0.12
Money market accounts	15,867	11.84	0.24	15,332	11.35	0.24
Certificates of deposit	76,136	56.82	1.60	79,341	58.74	1.81
Broker certificates of deposit	—	—	—	1,499	1.11	5.00
Total deposits	$133,985	100.00%	0.97%	$135,069	100.00%	1.17%

As of December 31, 2012, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $26.2 million.  The following table sets forth the maturity of these certificates as of December 31, 2012.

Certificates of Deposit of $100,000 or more
(In thousands)

Three months or less	$893
Over three through six months	3,995
Over six through twelve months	3,872
Over twelve months	17,487
Total	$26,247

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2012	2011
	(In thousands)

Less than 1%	$18,111	$14,537
1.00%-1.99%	40,118	36,306
2.00% - 2.99%	9,823	19,436
3.00% - 3.99%	7,776	8,086
4.00% - 4.99%	308	2,439
5.00% - 5.99%	—	36

Total	$76,136	$80,840

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2012.

	At December 31, 2012
	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)

Less than 1%	$15,646	$2,019	$446	$—	$—	$—	$18,111	23.80%
1.00%-1.99%	11,377	9,910	8,161	8,007	2,663	—	40,118	52.69
2.00% - 2.99%	563	3,403	5,857	—	—	—	9,823	12.90
3.00% - 3.99%	—	2,363	5,413	—	—	—	7,776	10.21
4.00% - 4.99%	103	92	112	1		—	308	0.40
5.00% - 5.99%	—	—	—	—	—	—	—	—

Total	$27,689	$17,787	$19,989	$8,008	$2,663	$—	$76,136	100.00%

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

The following table sets forth certain information regarding our borrowed funds at and for the years indicated.  Average balances are predominantly derived from daily balances, and to a lesser extent, from month end balances.  Management does not believe that the limited use of month end balances rather than daily balances has caused any material differences in the information presented.

	At or for the Year Ended December 31,
	2012	2011
	(Dollars in thousands)

Federal Home Loan Bank advances:
Balance at end of year	$12,357	$12,402
Average balances outstanding during the year	12,896	13,630
Maximum balance outstanding at any month end	16,839	15,439
Weighted average interest rate during the year	2.64%	3.13%
Weighted average interest rate at the end of year	2.37%	2.86%

The following table sets forth certain information regarding our borrowed funds that have an original term of maturity of one year or less at or for the years indicated.  Average balances are predominantly derived from daily balances, and to a lesser extent, from month end balances.  Management does not believe that the limited use of month end balances rather than daily balances has caused any material differences in the information presented.

	At or for the Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Federal Home Loan Bank advances:
Balance at end of year	$3,000	$1,000
Average balances outstanding during the year	2,480	740
Maximum balance outstanding at any month end	5,000	1,600
Weighted average interest rate during the year	0.26%	0.22%
Maximum balance outstanding at any month end	0.22%	0.08%

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

The Illinois Department of Financial and Professional Regulation has established a schedule for the assessment of “supervisory fees” for all Illinois savings banks to fund the operations of the Illinois Department of Financial and Professional Regulation. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Department of Financial and Professional Regulation. The Illinois Department of Financial and Professional Regulation also assesses fees for examinations conducted by the Illinois Department of Financial and Professional Regulation’s staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2012, Harvard Savings Bank paid approximately $12,000 in supervisory fees and paid no examination fees.  In 2012, we received a credit of approximately $16,000 from the Illinois Department of Financial and Professional Regulation pursuant to a state statute, $12,000 of which was utilized in 2012 to offset supervisory fees assessed.  The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

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

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all insured depository institutions.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates.  Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital.  The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.  The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

On May 22, 2009, in view of stress on the Deposit Insurance Fund, the Federal Deposit Insurance Corporation issued a final rule that imposed a special five basis point assessment on each FDIC-insured depository institution's assets, minus its Tier 1 capital, on June 30, 2009.  That was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution's domestic deposits.

The Federal Deposit Insurance Corporation also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. That pre-payment, which was due on December 30, 2009, amounted to $773,000 for Harvard Savings Bank. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution's total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter. The assessment rate for 2011 and 2012 was assumed to have increased an additional three basis points. In addition, a deposit institution's assessment for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate through the end of 2012. The pre-payment has been recorded as a prepaid expense at December 31, 2009 and will be amortized to expense as used.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 0.64 basis points of each institution’s total assets less tangible equity.

Federal Home Loan Bank System.  Harvard Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Chicago, Harvard Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2012, Harvard Savings Bank was in compliance with this requirement.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2012, we had approximately $1,000 in minimum tax credit carryforwards.

Capital Loss Carryovers.  We may carry back unused capital losses to the preceding three taxable years and forward to the succeeding five years to offset any net capital gains in those years.  At December 31, 2012, we had no capital loss carryforwards.

Net Operating Loss Carryovers.  We may carry back net operating losses to the preceding two taxable years, and forward to the succeeding 20 taxable years.  At December 31, 2012, we had net operating loss carryforwards for federal income tax purposes totaling $871,000 which expire in varying amounts between 2024 and 2029.

Corporate Dividends.  We may exclude from our income 100% of dividends received from Harvard Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Our federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Illinois State Taxation. We are required to file Illinois income tax returns and pay tax at a stated tax rate of 9.50% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. As of December 31, 2012, we have net operating losses of approximately $3.3 million that are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2015 through 2021.  The use of these net operating losses was suspended for calendar years 2011 and 2012.  The State of Illinois is allowing up to $100,000 of loss carryforwards to be utilized in each of calendar years 2012 and 2013.  Management has not recorded a deferred tax asset for the State portion of its net operating loss carryforwards.

Personnel

As of December 31, 2012, we had 31 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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

As of December 31, 2012, the net book value of our office properties was $3.2 million.  The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

58 North Ayer Street Harvard, Illinois 60033	Owned	1959	6,800	$1,223

Branch Offices:

1400 North Division Street Harvard, Illinois 60033	Owned	1998	2,500	798

211 East Jefferson Street Morris, Illinois 60450	Owned	2008	16,948	1,181

Total				$3,202

We believe that our current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

At December 31, 2012, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.	Mine Safety Disclosure.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market, Holder and Dividend Information.  Our common stock is traded on the OTC Bulletin Board under the symbol “HARI.”  The approximate number of holders of record of Harvard Illinois Bancorp, Inc.’s common stock as of March 21, 2013, was 292.  Certain shares of Harvard Illinois Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table sets forth the range of the high and low sales prices of Harvard Illinois Bancorp, Inc.’s common stock for each quarter of 2012 and 2011, and is based upon information provided by the OTC Bulletin Board.  The high and low “bid” price, as required to be disclosed by Regulation S-K, was not available for certain periods because either there were not two-sided quotes by market makers, which is the minimum required to calculate a priced bid and ask, or there was only one market maker with a two-sided quote.

	High	Low	Cash Dividend Declared

Quarter ended December 31, 2012	$14.00	$10.01	—
Quarter ended September 30, 2012	$11.00	$9.30	—
Quarter ended June 30, 2012	$13.00	$10.05	—
Quarter ended March 31, 2012	$12.95	$8.00	—
Quarter ended December 31, 2011	$8.90	$7.20	—
Quarter ended September 30, 2011	$8.90	$7.47	—
Quarter ended June 30, 2011	$10.75	$8.10	—
Quarter ended March 31, 2011	$10.25	$7.30	—

Harvard Illinois Bancorp, Inc. does not currently pay regular cash dividends on its common stock.  However, on February 20, 2013, with the consent of the Federal Reserve Board, Harvard Illinois Bancorp, Inc. paid a special dividend of $0.10 per share of the Company’s common stock to stockholders of record as of February 6, 2013. Dividend payments by Harvard Illinois Bancorp, Inc. are dependent on dividends it receives from Harvard Savings Bank, because Harvard Illinois Bancorp, Inc. has no source of income other than dividends from Harvard Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Harvard Illinois Bancorp, Inc. and interest payments with respect to Harvard Illinois Bancorp, Inc.’s loan to the Employee Stock Ownership Plan.  See “Item 1. Business—Supervision and Regulation—Savings Bank Regulation—Dividend Limitations.”

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

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock.  Stock options and restricted stock vest ratably over a five year period, and stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.  The remaining 4,708 options available under this plan were awarded on November 29, 2012.

As further discussed in Note 21 to the audited financial statements included herein, the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”).  Effective July 21, 2011, supervisory authority with respect to the MOU was transferred from the OTS to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  Among other provisions, this informal enforcement action prohibits the Company from declaring or paying dividends, or repurchasing any Company stock without the prior written consent of the Federal Reserve Board.  The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance.  The requirements of the MOU will remain in effect until the Federal Reserve Board decides to terminate, suspend or modify it.

During the year ended December 31, 2012, the Bank paid the Company dividends totaling $1.1 million to fund expenses and operating activities of the Company.

On February 20, 2013, with the consent of the Federal Reserve Board, the Company paid a special cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of February 6, 2013.

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances.  Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense.  Noninterest income consists primarily of customer service fees, brokerage commission income, net realized gains on loan sales, loan servicing fees, and net income on bank-owned life insurance, offset by impairment charges on securities.  Noninterest expense consists primarily of compensation and benefits, occupancy, data processing, professional fees, marketing, office supplies, federal deposit insurance premiums, indirect automobile loan servicing fees, and foreclosed assets.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. The recession which began in 2008 had a severe impact on the entire banking industry resulting in increased bank failures nationwide. Continuing adverse conditions in the national and local economies have resulted in a challenging operating environment for financial institutions, particularly in Illinois and the local economies within our market areas, which remain weak.   The national and local unemployment rates have shown some improvement in 2012, but remain high.  According to the Illinois Department of Employment Security, the December 2012 unemployment rate, not seasonally adjusted, for our market areas of McHenry County and Grundy County, and Illinois improved to 8.2%, 9.8% and 8.6%, respectively, from December 2011 rates of 9.0%, 10.8% and 9.3%, as compared to the U.S. unemployment rate which improved to 7.6% for December 2012 from 8.3% for December 2011.

Drought conditions reduced the 2012 crop yields in the United States.  As further discussed in Note 4 to the audited financial statements included herein, the Company originates agricultural operating lines of credit, which generally have terms of one year and are secured by growing crops, livestock and equipment, and mortgages on farmland.  The repayment of agriculture loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices, increase in interest rates, and changes in weather conditions such as the those drought conditions experienced in 2012.  We generally require 75% or more crop insurance coverage for our loans for crop production, which provides protection against loss due to lower crop yields as a result of drought conditions.  The drought conditions did not have a significant adverse impact on our agricultural and farmland loan customers, which made their required payments on loans.  At December 31, 2012, none of our agricultural and farmland loans were 30 days or more past due, or classified substandard or non-performing.  We had no charge-offs on our agricultural and farmland loan portfolios in 2012, and the requirement for additional provisions for loan losses for those portfolios was primarily due to the increase in size of those portfolios year over year.

At December 31, 2012, the Bank was categorized as “well capitalized” under regulatory capital requirements.

Business Strategy

Our long-term business strategy is to operate Harvard Savings Bank as a community-oriented financial institution, offering one- to four-family residential real estate, commercial real estate, farmland, commercial and industrial, home equity, agricultural and purchased indirect automobile loans, and to a lesser extent, multi-family, construction and land development, and other consumer loans along with a diversified platform of deposit and other products and services to individuals, agriculture and other businesses in our market areas. In order to offset the rising overhead costs related to community banking, we intend to grow our assets and liabilities in a disciplined manner, subject to market conditions.  We believe that execution of our long-term business strategy will create long-term shareholder value.

We intend to accomplish this strategy by leveraging our established name and franchise, capital strength and loan production capability by:

•
Leveraging the knowledge of our market areas to deliver a consistent high quality level of professional banking service to our retail and business customers, attracting new customers and expanding our presence in the geographical area we serve;

•
Offering a complete platform of deposit products at competitive rates and terms, focusing on growing deposits, in particular lower-cost core deposits, and diversifying the deposit mix, in order to provide for replacing long-term FHLB advances as they mature and providing lower cost funding for lending activities;

•	Managing our loan portfolio to minimize concentrations and diversify the types of loans in the portfolio;

•	Managing the credit risk within our loan portfolio to minimize the risk of loss;

•	Managing interest rate risk to optimize our net interest margin; and

•	Improving our overall efficiency and profitability.

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

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Assets.  Total assets at December 31, 2012 increased $150,000 or 0.1% to $169.4 million from $169.2 million at December 31, 2011.  The modest changes in total assets and liabilities were consistent with our strategy to limit growth of our balance sheet in the current economic environment.  Cash and cash equivalents increased $632,000 to $22.9 million at December 31, 2012 from $22.2 million at December 31, 2011.  Cash and cash equivalents includes securities purchased under agreements to resell which increased $532,000 to $19.0 million at December 31, 2012 from $18.5 million at December 31, 2011. These agreements represent short-term cash investment alternatives that are over-collateralized with collateral that is guaranteed by the “full faith and credit” of the United States government. Interest-bearing deposits increased $2.9 million to $9.1 million at December 31, 2012 from $6.2 million at December 31, 2011.  These deposits are certificates of deposit we have placed with other financial institutions with terms from three months to five years; all are fully covered by FDIC insurance.  Available-for-sale securities increased $3.3 million to $7.9 million at December 31, 2012 from $4.6 million at December 31, 2011. The increase was primarily due to $8.5 million in purchases of debt securities, partially offset by pay-downs, maturities and sales of $5.2 million of this portfolio. Held-to-maturity securities totaled $1.3 million at December 31, 2012, a decrease of $439,000 from $1.7 million at December 31, 2011 as a result of $478,000 in maturities and pay-downs on those securities and no purchases. The investment in those deposits and securities were based on liquidity and yield considerations.

The net loan portfolio decreased $722,000 or 0.6% to $115.0 million at December 31, 2012 from $115.7 million at December 31, 2011. In 2012, loan originations, advances and purchases were $63.9 million, which were offset by $16.7 million in loans sold, $47.0 million of loan repayments and payoffs, net of $636,000 in charge offs, and transfers to foreclosed assets of $371,000. The decrease in loans during 2012 was due primarily to decreases in one-to-four family, home equity lines of credit and other second mortgage, multi-family residential and commercial real estate loan portfolios of $2.5 million, $853,000, $1.4 million and $5.2 million, offset partially by increases of $2.2 million, $5.8 million and $1.2 million in the farmland, agricultural, and commercial and industrial loan portfolios, respectively.  The decrease in our one- to four-family loans during 2012 was primarily due to repayments, early payoffs and $11.9 million in loans sold to Fannie Mae, which generated $197,000 in net gains on loan sales, partially offset by loan originations of $16.9 million. The decrease in the one- to four-family loan portfolio reflects our strategy to sell substantially all our conforming one-to four-family loans based on yield and duration considerations in order to decrease the concentration of one- to four-family loans in our portfolio. Our portfolio of one- to four-family loans serviced for others decreased $342,000 to $63.6 million at December 31, 2012 from $63.9 million at December 31, 2011.  The decrease in commercial real estate loans reflects the implementation of our strategy to reduce the concentration of these loans in our loan portfolio. The increases in farmland, agricultural, and commercial and industrial loan portfolios reflect the implementation of our strategy to reduce asset duration and loan concentrations by expanding our lending activity in those portfolios.  Substantially all of our farmland, agricultural, and commercial and industrial loans originated during 2012 were in our market area.

All other assets, consisting of premises and equipment, Federal Home Loan Bank stock, foreclosed assets held for sale, accrued interest receivable, deferred income taxes, bank-owned life insurance, mortgage servicing rights and other decreased $5.5 million to $13.3 million at December 31, 2012 from $18.8 million at December 31, 2011. The largest component of other assets was our investment in bank-owned life insurance which increased $125,000 to $4.4 million at December 31, 2012 from $4.2 million at December 31, 2011. Bank-owned life insurance provides us with a funding source for our benefit plan obligations and is a source for tax-exempt income. The largest change in other assets was in our investment in Federal Home Loan Bank stock, which decreased $5.1 million to $1.4 million at December 31, 2012 from $6.5 million at December 31, 2011, resulting from the repurchase of shares by the Federal Home Loan Bank, at par. Deferred income taxes increased $56,000 to $1.9 million at December 31, 2012 from $1.8 million at December 31, 2011. At December 31, 2012, the Company’s deferred tax asset relating to unused capital loss carryovers and unrealized capital losses on other than temporary impairment of equity securities totaled $218,000.  Management has established a valuation allowance for portions of that deferred tax asset of $218,000 at December 31, 2012, a non-recurring decrease of $119,000 from the balance of $337,000 at December 31, 2011.   The decrease in the valuation allowance in 2012 was due to the reversal of a previous valuation allowance related to capital losses. The Company now believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

Liabilities. Deposits decreased $1.1 million or 0.8% to $134.0 million at December 31, 2012 from $135.1 million at December 31, 2011. Certificates of deposit, including brokered certificates decreased $4.7 million or 5.8% to $76.1 million at December 31, 2012 from $80.8 million at December 31, 2011.  Savings, NOW and money market accounts increased $2.6 million or 5.3% to $51.6 million at December 31, 2012 from $49.0 million at December 31, 2011. Interest-bearing deposits decreased modestly as we continued to follow our pricing discipline in a competitive environment to lower our cost of funds.  Demand deposits increased $1.1 million or 19.8% to $6.3 million at December 31, 2012 from $5.2 million at December 31, 2011, primarily due to commercial account growth. Federal Home Loan Bank advances were flat at $12.4 million at both December 31, 2012 and 2011. Non-interest bearing liabilities increased $324,000 or 10.5% to $3.4 million at December 31, 2012 from $3.1 million at December 31, 2011. The largest component of non-interest bearing liabilities was deferred compensation which increased $96,000 or 4.3% to $2.3 million at December 31, 2012 from $2.2 million at December 31, 2011. The largest change was in other liabilities which increased $242,000 to $659,000 at December 31, 2012 from $417,000 at December 31, 2011 primarily due to unremitted collections on loans sold and serviced for others.

Stockholders’Equity. Total stockholders’ equity increased by $955,000 or 5.1% to $19.6 million at December 31, 2012 from $18.7 million at December 31, 2011.  The increase in stockholders’ equity for the year ended December 31, 2012 resulted primarily from net income of $888,000, the recognition of ESOP compensation expense of $45,000 and the recognition of stock – based compensation expense related to the 2011 Incentive Equity Plan of $121,000, offset partially by the decrease in other accumulated comprehensive income of $16,000 and the increase in the contingent repurchase obligation for the ESOP of $83,000.

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

General. Net income for the year ended December 31, 2012 was $888,000, compared to $4,000 for the year ended December 31, 2011, an increase of $884,000.  The increase was due to increases in net interest income and noninterest income of $441,000 and $332,000, and a decrease of $720,000 in the provision for loan losses, partially offset by increases of $154,000 in noninterest expense and $455,000 in the provision for income taxes.

Interest and Dividend Income. Total interest and dividend income decreased $58,000 or 0.8% to $7.2 million for the year ended December 31, 2012 from $7.3 million for the year ended December 31, 2011.  Although average interest-earning assets increased $1.1 million to $157.4 million for the year ended December 31, 2012 from $156.3 million for the year ended December 31, 2011, the average yield decreased 7 basis points to 4.58% from 4.65%.  This decrease reflected a decline in the interest rate environment for most asset categories during the period. Interest income on securities and other interest-earning assets decreased $101,000 or 20.1% to $401,000 for the year ended December 31, 2012 compared to $502,000 for the year ended December 31, 2011, as the average yield on those assets decreased 14 basis points to 1.10% from 1.24%, due to the lower interest rate environment, and as the average balances of those assets decreased $4.1 million to $36.3 million from $40.4 million, primarily due to stronger loan demand. The decrease in interest income on securities and other interest-earning assets was partially offset by, interest and fees on loans which increased $43,000 or 0.6% to $6.8 million for the year ended December 31, 2012 from $6.8 million for the same period in 2011, as the average balance of loans increased $5.2 million to $121.1 million primarily due to originations and purchases of loans outpacing repayments and sales of loans, offset partially by a decrease in the average yield on loans of 21 basis points to 5.62% from 5.83%.

Interest Expense. Total interest expense decreased $499,000 or 22.1% to $1.8 million for the year ended December 31, 2012 from $2.3 million for the year ended December 31, 2011. Interest expense on deposit accounts decreased $413,000 or 22.6% to $1.4 million for the year ended December 31, 2012 from $1.8 million for the year ended December 31, 2011.  This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $366,000, and a decrease in interest expense on savings, NOW and money market accounts of $47,000.  The average balance in certificates of deposits and brokered certificates of deposit decreased $2.5 million, with the cost of these deposits decreasing 41 basis points to 1.72% from 2.13%. The average balances of savings, NOW and money market accounts increased $2.2 million while the cost of these deposits decreased 10 basis points to 0.16% from 0.26%.  The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and promotional events pricing, and the declining market interest rates for deposits.  Interest expense on Federal Home Loan Bank advances decreased $86,000 to $340,000 for the year ended December 31, 2012 from $426,000 for the year ended December 31, 2011.  The average balance of FHLB advances decreased $734,000 and the average cost of this funding decreased 49 basis points to 2.64% from 3.13%.  The decrease in the average balance of FHLB advances was due to adhering to our capital and liquidity plans to lessen our reliance on FHLB advances.  The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2012 compared to 2011.

Net Interest Income.  Net interest income increased $441,000 or 8.8% to $5.4 million for the year ended December 31, 2012 from $5.0 million for the year ended December 31, 2011, primarily as a result of an increase in our net interest rate spread of 27 basis points to 3.33% from 3.06%. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 111.71% for the year ended December 31, 2012 from 110.15% for the same period in 2011. Our net interest margin increased 26 basis points to 3.46% from 3.20%. The increases in our net interest rate spread and net interest margin reflected the more rapid repricing of all deposit products at lower rates, and the maturity of higher cost long-term fixed –rate Federal Home Loan Bank advances .

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

Based upon our evaluation of these factors, a provision of $599,000 was recorded for the year ended December 31, 2012, a decrease of $720,000 or 54.6% from $1.3 million for the year ended December 31, 2011.  The provision for loan losses reflected net charge offs of $624,000 or 0.52% of average total loans for 2012, compared to $617,000 or 0.53% of average total loans for 2011.  Substandard loans decreased $2.4 million to $5.0 million for the year ended December 31, 2012 from $7.4 million during the year ended December 31, 2011, while the related specific loss allowances for those loans decreased $544,000 to $431,000.  We used the same methodology in assessing the allowance for each period.

The allowance as a percent of nonperforming loans increased to 51.10% at December 31, 2012 from 34.65% at December 31, 2011, primarily due to nonperforming loans which decreased to $5.0 million at December 31, 2012, compared to $7.4 million at December 31, 2011. Net charge-offs as a percent of average total loans outstanding decreased to 0.52% for the year ended December 31, 2012 from 0.53% for the year ended December 31, 2011, primarily due to a $5.2 million increase in average loans outstanding to $121.1 million, partially offset by an increase in net charge-offs of $7,000 to $624,000.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended December 31, 2012 and 2011, respectively.

Noninterest Income. Noninterest income increased $332,000 or 54.5% to $941,000 for the year ended December 31, 2012 from $609,000 for the year ended December 31, 2011.  The increase was primarily related to net gains on loan sales which increased $300,000 to $299,000 for the year ended December 31, 2012 from net losses of $1,000 for the year ended December 31, 2011. Net realized gains of $197,000 and $114,000 were recognized on loans sold of $16.7 million and $12.0 million for the years ended December 31, 2012 and 2011.  Gains on loan sales included the net increase in fair value of loan servicing rights of $102,000 in 2012 compared to the net decrease in fair value of loan servicing rights of $115,000 for the same period in 2011, an increase of $217,000.  The increase in fair value of loan servicing rights in 2012 was primarily due to the decrease in prepayment speeds for the servicing portfolio, while the decrease in fair value of loan servicing rights in 2011 was primarily due to the increase in prepayment speeds for the servicing portfolio. Losses on other than temporary impairment of equity securities decreased $11,000 to $1,000 for the year ended December 31, 2012 from $12,000 for the year ended December 31, 2011.  The other than temporary impairment of equity securities in 2012 and 2011 were related to our investment in common stock of other community banks, Fannie Mae and Freddie Mac common stock, and Shay Asset Management mutual funds. Other noninterest income categories increased by $21,000 or 3.4% to $643,000 for the year ended December 31, 2012 from $622,000 for the year ended December 31, 2011. The increase was primarily related to a $22,000 increase in loan servicing fees in 2012 to $207,000 from $185,000 in 2011, due to a higher average loan servicing portfolio in 2012.

Noninterest Expense. Noninterest expense increased $154,000 or 3.3% to $4.8 million for the year ended December 31, 2012 from $4.6 million for the year ended December 31, 2011.  Increases in compensation and benefits, professional fees, indirect automobile loan servicing fee, foreclosed assets, net, and other expense for the year ended December 31, 2012 compared to the same period in 2011 of $74,000, $167,000, $27,000, $22,000 and $25,000, respectively, were partially offset by decreases in occupancy, data processing, marketing and federal deposit insurance and, of $25,000, $114,000, $5,000, and $17,000, respectively. The increase in compensation and benefits in 2012 was primarily due to higher benefit costs, including the impact of the 2011 Equity Incentive Plan approved in the second quarter of 2011 and the subsequent grants of options and restricted stock under the Plan. The increases in professional fees and other expense in 2012 were primarily due to fees incurred to support the Board of Directors’ nominees for Director in a contested election occurring at the May 24, 2012 annual meeting of stockholders. The increase in indirect automobile loan servicing fee in 2012 was primarily due to the higher average balance of loans serviced in that period. The increase in foreclosed assets, net reflected higher realized losses on sales and write-downs of other real estate owned which increased $53,000 to $255,000 in 2012, including writedowns totaling $209,000 on two local commercial properties that were reappraised in 2012. The decrease in occupancy expense in 2012 was due primarily to lower repair and maintenance costs incurred for buildings and improvements. The decrease in data processing expense in 2012 was due primarily to lower costs associated with the long-term contract renewal with our data center in 2012. The decrease in FDIC insurance premiums in 2012 was due to a reduced fee structure.

Provision (Benefit) for Income Taxes.  The provision for income taxes was $144,000 for the year ended December 31, 2012 compared to a benefit of $311,000 for the year ended December 31, 2011, an increase of $455,000.  The effective tax provision (benefit ) as a percent of pre-tax income or loss was 14.0% and (101.3)% for the years ended December 31, 2012 and 2011, respectively.  The higher provision for income taxes in 2012 reflects a higher level of pre-tax income as compared to 2011, as well as the decrease of $40,000 to $119,000 in 2012 in non-recurring decreases in valuation allowances recorded for deferred tax assets related to capital losses on equity securities from $159,000 in 2011.  The Company now believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

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

	At December 31,		For the Years Ended December 31,
	2012		2012			2011			2010
	Actual Balance	Yield/Cost	Average Balance	Interest Income / Expense	Yield/Cost	Average Balance	Interest Income / Expense	Yield/Cost	Average Balance	Interest Income / Expense	Yield/Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$11,869	0.68%	$9,532	$87	0.91%	$8,571	$118	1.38%	$11,619	$171	1.47%
Securities purchased under agreements to resell	19,014	0.84	15,544	139	0.89	18,304	183	1.00	6,756	94	1.39
Securities, tax-exempt (1)	3,467	1.14	1,481	16	1.08	195	9	4.62	553	26	4.70
Securities, taxable (1)	5,665	2.09	6,757	152	2.25	6,801	185	2.72	6,420	267	4.16
Loans (2)	117,526	5.36	121,109	6,803	5.62	115,911	6,760	5.83	120,316	7,185	5.97
Federal Home Loan Bank stock	1,404	0.30	3,019	7	0.23	6,549	7	0.11	6,549	—	—
Total interest-earning assets	158,945	4.16%	157,442	7,204	4.58%	156,331	7,262	4.65%	152,213	7,743	5.09%

Noninterest-earning assets	10,422		11,366			11,900			12,283
Total assets	$169,367		$168,808			$168,231			$164,496

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$17,071	0.13%	$17,063	21	0.12%	$15,744	38	0.24%	$14,280	51	0.36%
NOW and money market accounts	34,500	0.17	33,538	59	0.18	32,607	89	0.27	31,952	172	0.54
Certificates of deposit	76,136	1.60	76,141	1,270	1.67	78,447	1,626	2.07	75,005	2,033	2.71
Brokered certificates of deposit	—	—	1,300	65	5.00	1,499	75	5.00	2,494	117	4.69
Federal Home Loan Bank advances	12,357	2.37	12,896	340	2.64	13,630	426	3.13	16,534	620	3.75
Total interest-bearing liabilities	140,064	1.13%	140,938	1,755	1.25%	141,926	2,254	1.59%	140,264	2,993	2.13%

Non-interest-bearing deposits	6,278		5,099			4,419			4,688
Other non-interest-bearing liabilities	3,408		3,445			3,197			3,017
Total liabilities	149,750		149,482			149,543			147,970

Total equity	19,617		19,326			18,688			16,526
Total liabilities and equity	$169,367		$168,808			$168,231			$164,496

Net interest income				$5,449			$5,008			$4,750
Interest rate spread (3)					3.33%			3.06%			2.96%
Net interest margin (4)					3.46%			3.20%			3.12%
Average interest-earning assets to average interest-bearing liabilities					111.71%			110.15%			108.52%

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

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities for the years ended December 31, 2012 and 2011. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

2012 Compared to 2011	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-earning deposits	$(43)	$12	$(31)
Securities purchased under agreements to resell	(18)	(26)	(44)
Securities, tax-exempt	(12)	19	7
Securities, taxable	(32)	(1)	(33)
Loans	(254)	297	43
Federal Home Loan Bank stock	5	(5)	—
Total	(354)	296	(58)

Interest expense:
Savings accounts	(20)	3	(17)
NOW and money market accounts	(32)	2	(30)
Certificates of deposit	(309)	(47)	(356)
Brokered certificates of deposit	—	(10)	(10)
Federal Home Loan Bank advances	(64)	(22)	(86)
Total	(425)	(74)	(499)
Increase (decrease) in net interest income	$71	$370	$441

2011 Compared to 2010	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-earning deposits	$(10)	$(43)	$(53)
Securities purchased under agreements to resell	(18)	107	89
Securities, tax-exempt	—	(17)	(17)
Securities, taxable	(99)	17	(82)
Loans	(166)	(259)	(425)
Federal Home Loan Bank stock	7	—	7
Total	(286)	(195)	(481)

Interest expense:
Savings accounts	(19)	6	(13)
NOW and money market accounts	(87)	4	(83)
Certificates of deposit	(506)	99	(407)
Brokered certificates of deposit	8	(50)	(42)
Federal Home Loan Bank advances	(94)	(100)	(194)
Total	(698)	(41)	(739)
Increase (decrease) in net interest income	$412	$(154)	$258

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

Among the techniques we are currently using to manage interest rate risk are: (i) originating , and selling into the secondary mortgage market a significant portion of, our fixed-rate one- to four-family residential mortgage loan originations; (ii) originating agricultural and commercial and industrial operating lines of credit that generally have terms of one year or less; (iii)originating commercial real estate and other intermediate-term agricultural production and commercial and industrial loans, as they generally reprice more quickly than one- to four-family residential mortgage; and (iv) emphasizing less interest rate sensitive and lower-cost “core deposits.”  We also maintain a portfolio of short term or adjustable rate assets and from time to time have used fixed-rate Federal Home Loan Bank advances and brokered deposits to extend the term to repricing of our liabilities.

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

Set forth below is an analysis of the changes to the economic value of our equity that would occur to our NPV as of December 31, 2012 in the event of designated changes in the United States treasury yield curve.  At December 31, 2012, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

		Estimate Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (1)
Change in Interest Rates (Basis Points) (2)	Estimated NPV (3)	Amount	Percent	NPV Ratio (4)	Change in Basis Points
(Dollars in thousands)

300+	$21,296	$2,886	15.68%	12.87%	212
200+	21,053	2,643	14.36	12.54	179
100+	20,122	1,712	9.30	11.85	110
—	18,410	—	—	10.75	—
100-	15,984	(2,426)	(13.18)	9.26	(150)

(1)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(2)	Estimated NPV assumes an instantaneous uniform change in interest rates at all maturities.
(3)	NPV is the discounted present value of expected cash flows from assets, liabilities and off balance sheet contracts.
(4)	NPV Ratio represents NPV divided by the present value of assets.

In addition to modeling changes in NPV, we also analyze estimated changes to net interest income (“NII”) for a prospective twelve-month period under the interest rate scenarios set forth above.  The following table sets forth our NII model as of December 31, 2012.

Change in Interest Rates	Estimated Net Interest	Increase (Decrease) in Estimated Net Interest Income
(Basis Points)	Income (1) (2)	Amount	Percent
(Dollars in thousands)
300+	$6,063	$1,124	22.76%
200+	5,716	777	15.73
100+	5,329	390	7.90
—	4,939	—	—
100-	4,584	(355)	(7.19)

(1)	Estimated net interest income assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Estimated net interest income is before provisions for loan losses.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities were $2.3 million and $1.8 million for the years ended December 31, 2012 and 2011, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits in other financial institutions, offset by principal collections on loans, and proceeds from redemption of Federal Home Loan Bank stock, proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities were $(533,000) and $1.2 million for the years ended December 31, 2012 and 2011, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and proceeds from Federal Home Loan Bank advances, offset by repayment of Federal Home Loan Bank advances. The net cash provided by (used in) financing activities was $(1.1) million and $1.2 million for the years ended December 31, 2012 and 2011, respectively.  .

At December 31, 2012, the Bank exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $16.8 million, or 10.2% of adjusted total assets, which is above the required level of $6.6 million, or 4.0%; and total risk-based capital of $18.3 million, or 14.5% of risk-weighted assets, which is above the required level of $10.1 million, or 8.0%. Accordingly Harvard Savings Bank was categorized as well-capitalized at December 31, 2012. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2012, we had outstanding commitments to originate loans of $1.7 million, and commitments under unused lines of credit of $10.9 million.  In addition, we had outstanding letters of credit of $6,000 at December 31, 2012.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2012 totaled $27.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.  For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 19 of the Notes to our Consolidated Financial Statements.

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

 Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective, based on those criteria. During the year ended December, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Balance Sheets - December 31, 2012 and 2011;
(C)	Consolidated Statements of Income - years ended December 31, 2012 and 2011;
(D)	Consolidated Statements of Comprehensive Income – years ended December 31, 2012 and 2011;
(E)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2012 and 2011;
(F)	Consolidated Statements of Cash Flows- years ended December 31, 2012 and 2011;
(G)	Notes to Consolidated Financial Statements.

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
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

Harvard Illinois Bancorp, Inc.

Date: March 22, 2013	By:	/s/ Duffield J. Seyller III
Duffield J. Seyller III, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Duffield J. Seyller III	President, Chief Executive Officer	March 22, 2013
Duffield J. Seyller III	and Director (Principal Executive Officer)

/s/ Donn L. Claussen	Executive Vice President, Chief	March 22, 2013
Donn L. Claussen	Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ William D. Schack	Chairman of the Board	March 22, 2013
William D. Schack

/s/ Michael P. Feeney	Director	March 22, 2013
Michael P. Feeney

/s/ John W. Rebhorn	Director	March 22, 2013
John W. Rebhorn

/s/ Steven D. Garrels	Director	March 22, 2013
Steven D. Garrels

/s/ Richard L. Walker	Director	March 22, 2013
Richard L. Walker

EXHIBIT INDEX

21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements*

*
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

December 31, 2012 and 2011

Harvard Illinois Bancorp, Inc.
December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors
Harvard Illinois Bancorp, Inc.
Harvard, Illinois

We have audited the accompanying consolidated balance sheets of Harvard Illinois Bancorp, Inc. (Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harvard Illinois Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Decatur, Illinois
March 22, 2013

Harvard Illinois Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2012 and 2011
(dollars in thousands)

	2012	2011

Assets

Cash and due from banks	$1,102	$941
Interest-bearing demand deposits in banks	2,743	2,804
Securities purchased under agreements to resell	19,014	18,482

Cash and cash equivalents	22,859	22,227

Interest-bearing deposits with other financial institutions	9,126	6,235

Available-for-sale securities	7,879	4,581

Held-to-maturity securities, at amortized cost (estimated fair value of $1,314 and $1,837 at December 31, 2012 and 2011)	1,263	1,702

Loans, net of allowance for loan losses of $2,550 and $2,575 at December 31, 2012 and 2011	114,976	115,698

Premises and equipment, net of accumulated depreciation of $5,753 and $5,549 at December 31, 2012 and 2011	3,395	3,525

Federal Home Loan Bank stock, at cost	1,404	6,549

Foreclosed assets held for sale	886	1,186

Accrued interest receivable	612	691

Deferred income taxes	1,859	1,803

Bank-owned life insurance	4,357	4,232

Loan servicing rights	412	310

Other	339	478

Total assets	$169,367	$169,217

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2012 and 2011
(dollars in thousands)

	2012	2011

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$6,278	$5,239
Savings, NOW and money market	51,571	48,990
Certificates of deposit	76,136	79,341
Brokered certificates of deposit	—	1,499

Total deposits	133,985	135,069

Federal Home Loan Bank advances	12,357	12,402
Advances from borrowers for taxes and insurance	382	388
Deferred compensation	2,338	2,242
Accrued interest payable	29	37
Other	659	417

Total liabilities	149,750	150,555

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; issued and outstanding 816,076 shares	8	8
Additional paid-in capital	6,976	6,852
Unearned ESOP shares, at cost; 2012 – 50,220 shares; 2011 – 54,405 shares	(502)	(544)
Amount reclassified on ESOP shares	(163)	(80)
Retained earnings	13,291	12,403
Accumulated other comprehensive income, net of tax	7	23

Total stockholders’ equity	19,617	18,662

Total liabilities and stockholders’ equity	$169,367	$169,217

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2012 and 2011
(dollars in thousands, except share data)

	2012	2011

Interest and Dividend Income
Interest and fees on loans	$6,803	$6,760
Securities
Taxable	152	185
Tax-exempt	16	9
Securities purchased under agreements to resell	139	183
Other	94	125

Total interest and dividend income	7,204	7,262

Interest Expense
Deposits	1,415	1,828
Federal Home Loan Bank advances	340	426

Total interest expense	1,755	2,254

Net Interest Income	5,449	5,008

Provision for Loan Losses	599	1,319

Net Interest Income After Provision for Loan Losses	4,850	3,689

Noninterest Income
Customer service fees	270	262
Brokerage commission income	31	28
Net realized gains (losses) on loan sales	299	(1)
Net realized gains on sales of available-for-sale securities	2	—
Losses on other than temporary impairment of equity securities	(1)	(12)
Loan servicing fees	207	185
Bank-owned life insurance income, net	121	135
Other	12	12

Total noninterest income	941	609

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2012 and 2011
(dollars in thousands, except share data)

	2012	2011

Noninterest Expense
Compensation and benefits	$2,516	$2,442
Occupancy	487	512
Data processing	348	462
Professional fees	387	220
Marketing	69	74
Office supplies	51	51
Federal deposit insurance	148	165
Indirect automobile loan servicing fees	112	85
Foreclosed assets, net	258	236
Other	383	358

Total noninterest expense	4,759	4,605

Income (Loss) Before Income Taxes	1,032	(307)

Provision (Benefit) for Income Taxes	144	(311)

Net Income	$888	$4
Basic Earnings Per Share	$1.20	$.01

Diluted Earnings Per Share	1.18	.01

Dividends Paid	$—	$—

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012 and 2011
(dollars in thousands, except share data)

	2012	2011

Net Income	$888	$4

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(8) and $10 for 2012 and 2011, respectively	(15)	19
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 for the 2012 and 2011	2	—
Less: reclassification adjustment for loss on other-than-temporary impairment of equity securities included in net income, net of taxes of $0 and $(4) for 2012 and 2011, respectively	(1)	(8)
	(16)	27

Comprehensive Income	$872	$31

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012 and 2011
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Amount Reclassified On ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2011	$8	$6,799	$(590)	$(26)	$12,399	$(4)	$18,586

Net income				—	4	—	4
Other comprehensive income	—	—	—	—	—	27	27
Issuance of 31,387 shares of restricted stock (rounded to less than $1)	—	—	—	—	—	—	—
Stock-based compensation expense	—	54	—	—	—	—	54
ESOP shares earned, 4,185 shares	—	(1)	46	—	—	—	45
Reclassification due to change in fair value of common stock ESOP subject to contingent repurchase obligation	—	—	—	(54)	—	—	(54)

Balance, December 31, 2011	8	6,852	(544)	(80)	12,403	23	18,662

Net income	—	—	—	—	888	—	888
Other comprehensive income (loss)	—	—	—	—	—	(16)	(16)
Stock-based compensation expense	—	121	—	—	—	—	121
ESOP shares earned, 4,185 shares	—	3	42	—	—	—	45
Reclassification due to change in fair value of common stock ESOP subject to contingent repurchase obligation	—	—	—	(83)	—	—	(83)

Balance, December 31, 2012	$8	$6,976	$(502)	$(163)	$13,291	$7	$19,617

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011
(dollars in thousands)

	2012	2011

Operating Activities
Net income	$888	$4
Items not requiring (providing) cash
Depreciation	204	201
Provision for loan losses	599	1,319
Amortization (accretion) of premiums and discounts on securities	(1)	6
Deferred income taxes	(48)	(538)
Net realized (gains) losses on loan sales	(299)	1
Net realized gains on sales of available-for-sale securities	(2)	—
Losses on other than temporary impairment of equity securities	1	12
Losses and write down on foreclosed assets held for sale	255	202
Bank-owned life insurance income, net	(121)	(135)
Originations of loans held for sale	(16,698)	(11,961)
Proceeds from sales of loans held for sale	16,895	12,075
ESOP compensation expense	45	45
Stock-based compensation expense	121	54
Changes in
Accrued interest receivable	79	210
Other assets	135	186
Accrued interest payable	(8)	(16)
Deferred compensation	96	71
Other liabilities	159	99

Net cash provided by operating activities	2,300	1,835

Investing Activities
Net change in interest-bearing deposits	(2,891)	4,590
Purchases of available-for-sale securities	(8,536)	(3,395)
Proceeds from the sales of available-for-sale securities	8	—
Proceeds from maturities and pay-downs of available-for-sale securities	5,169	3,766
Proceeds from maturities and pay-downs of held-to-maturity securities	478	882
Net change in loans	(252)	(5,357)
Purchase of premises and equipment	(74)	(111)
Proceeds from redemption of Federal Home Loan Bank stock	5,145	—
Proceeds from sale of foreclosed assets	420	872

Net cash provided by (used in) investing activities	(533)	1,247

See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011
(dollars in thousands)

	2012	2011

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$3,620	$2,136
Net increase (decrease) in certificates of deposit including brokered certificates	(4,704)	311
Net decrease in advances from borrowers for taxes and insurance	(6)	(14)
Proceeds from Federal Home Loan Bank advances	5,500	2,387
Repayments of Federal Home Loan Bank advances	(5,545)	(3,638)

Net cash provided by (used in) financing activities	(1,135)	1,182

Net Increase in Cash and Cash Equivalents	632	4,264

Cash and Cash Equivalents, Beginning of Year	22,227	17,963

Cash and Cash Equivalents, End of Year	$22,859	$22,227

Supplemental Cash Flows Information

Interest paid	$1,763	$2,270

Income taxes paid	157	190

Foreclosed assets acquired in settlement of loans	371	1,493

Supplemental disclosure of noncash financing activities:

With the initial public offering in April 2010, the Company loaned $628 to the Employee Stock Ownership Plan, which was used to acquire 62,775 shares of the Company’s common stock.  The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets.  Payments on the loan were $35 and $34 in 2012 and 2011, respectively.
See Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, loan servicing rights, valuation of deferred taxes and other-than-temporary impairment (OTTI) and fair values of securities.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2012 and 2011, cash equivalents consisted primarily of interest-bearing demand deposits and securities purchased under agreements to resell.

At December 31, 2012 and 2011, none of the Company’s interest-bearing cash accounts exceeded federally insured limits.

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010, through December 31, 2012, at all FDIC-insured institutions.  This legislation expired on December 31, 2012.  Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

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
December 31, 2012 and 2011
(dollars in thousands)

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.  Gains and losses on loan sales are recorded in noninterest income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, and any unamortized deferred fees or costs on originated loans.

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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

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

The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements (years)	5	-	50
Equipment (years)	3	-	10

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula.

On February 14, 2013, the Company redeemed approximately $626 of its excess stock at its carrying value.

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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

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

Loan Servicing Rights

Loan servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  The Company subsequently measures each class of servicing asset using either the fair value or the amortization method.  The Company has elected to initially and subsequently measure the loan servicing rights for consumer and agricultural loans using the fair value method.  Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on market prices for comparable loan servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the loan servicing right and may result in a reduction to noninterest income.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned in loan servicing fees in non-interest income.

Stock Options

At December 31, 2012, the Company has a stock-based employee compensation plan, which is described more fully in Note 15.

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

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2009.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiary.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each year.  Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

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

Recent and Future Accounting Requirements
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements by U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of FASB ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011.  Early application by public entities was not permitted.  The adoption of this ASU is reflected in the footnotes.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company retrospectively adopted this ASU during the first quarter of 2012 with separate condensed consolidated statements of comprehensive income.  On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income.  This ASU will be effective for the first interim reporting period in 2013.

Note 2:              Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2012
U.S. Government and federal agency	$3,194	$5	$(14)	$3,185
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	758	21	—	779
State and political subdivisions	3,467	5	(23)	3,449
Equity securities	450	16	—	466

	$7,869	$47	$(37)	$7,879

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2011
U.S. Government and federal agency	$3,212	$2	$—	$3,214
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	884	22	—	906
Equity securities	451	10	—	461

	$4,547	$34	$—	$4,581

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
December 31, 2012:
U.S. Government agencies	$500	$21	$—	$521
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	17	1	—	18
Private-label residential	746	29	—	775

	$1,263	$51	$—	$1,314

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
December 31, 2011:
U.S. Government agencies	$500	$39	$—	$539
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	24	—	—	24
Private-label residential	1,178	96	—	1,274

	$1,702	$135	$—	$1,837

With the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations, the Company held no securities at December 31, 2012 with a book value that exceeded 10% of total equity.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions.

The Company recorded an other-than-temporary impairment on the FNMA and FHLMC common stock included in equity securities of $0 and $3 in 2012 and 2011, respectively.  As of December 31, 2012 and 2011, the Company held investments in FNMA and FHLMC common stock with an amortized cost of $2 and $9, respectively.  The Company realized gains on sales of FNMA and FHLMC common stock of $2 on sales proceeds of $8 for 2012.  The investments in FNMA and FHLMC common stock are valued using available market prices.  Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of December 31, 2012.

The Company also recorded an other than temporary impairment on the Shay Asset Management mutual funds included in equity securities in the amount of $0 and $1 for 2012 and 2011, respectively.  As of December 31, 2012 and 2011, the Company held investments in the mutual funds with an amortized cost of $438 and $431, respectively.  The investments in mutual funds are valued using available market prices.  Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of December 31, 2012.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The Company recorded an other-than-temporary impairment on other equity securities of $1 and $8 for 2012 and 2011, respectively.  As of December 31, 2012 and 2011, the Company held investments in other equity securities with an amortized cost of $10 and $11, respectively.

Other-than-temporary impairment recorded for 2012 and 2011 totaled $1 and $12, respectively as previously described.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$536	$535	$—	$—
One to five years	3,994	3,976	500	521
Five to ten years	1,934	1,927	—	—
After ten years	197	196	—	—
	6,661	6,634	500	521
Mortgage-backed securities	758	779	763	793
Equity securities	450	466	—	—

Totals	$7,869	$7,879	$1,263	$1,314

Gross gains of $2 resulting from sales of available-for-sale securities were realized for 2012.  There were no sales of securities in 2011.  There were no tax benefits applicable to these gains.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $934 at December 31, 2012 and $2,032 at December 31, 2011.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2012 and 2011, was $2,846 and $0, respectively, which is approximately 31% and 0% of the Company’s available-for-sale and held-to-maturity investment portfolio.  These declines primarily resulted from recent increases in market interest rates.  Management believes the declines in fair value for these securities are temporary.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012:

December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. government and federal agency	$472	$(14)	$—	$—	$472	$(14)
State and political subdivisions	2,374	(23)	—	—	2,374	(23)

Total temporarily impaired securities	$2,846	$(37)	$—	$—	$2,846	$(37)

There were no unrealized losses on the available-for-sale or held-to-maturity securities at December 31, 2011.

Note 3:              Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell.  The amounts advanced under these agreements were $19,014 and $18,482 at December 31, 2012 and 2011, respectively, and represent short-term cash investment alternatives.  These agreements are over-collateralized by 103% with collateral consisting of securities guaranteed by the “full faith and credit” of the United States government, typically SBA securities.  During the period, the securities were delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities.  At December 31, 2012 and 2011, these agreements mature by notice by the Company or 30 days by the custodian.

The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

At December 31, 2012 and 2011, agreements to resell securities purchased were outstanding with the following entities:

	2012	2011

BCM High Income Fund, LP	$8,053	$8,121
HEC Opportunity Fund LLC	453	453
Coastal Securities	10,508	9,908

Total	$19,014	$18,482

Note 4:              Loans and Allowance for Loan Losses

Classes of loans include:

	December 31,
	2012	2011
Mortgage loans on real estate
One-to-four family	$41,842	$44,339
Home equity lines of credit and other 2nd mortgages	9,431	10,284
Multi-family residential	51	1,480
Commercial	19,989	25,192
Farmland	11,765	9,531
Construction and land development	1,837	2,522
Total mortgage loans on real estate	84,915	93,348
Commercial and industrial	5,407	4,241
Agricultural	20,096	14,313
Purchased indirect automobile, net of dealer reserve	6,987	6,223
Other consumer	117	152
	117,522	118,277

Less
Loans in process	—	6
Net deferred loan fees and costs	(4)	(2)
Allowance for loan losses	2,550	2,575

Net loans	$114,976	$115,698

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

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

All one-to-four family residential loans up to $500,000, vacant land loans up to $250,000, and any consumer loans require approval of a quorum of our loan committee consisting of five officers.  All such loan approvals are reported at the next board meeting following said approval.  All secured commercial loans, including agricultural loans, up to $1,500,000 and unsecured loans up to $250,000 must be approved by our commercial credit management committee, which currently consists of our Chief Executive Officer, Executive Vice President, Secretary-Treasurer, and our Vice President – Commercial Loan Officer.  These approvals are reported at the next board meeting following said approval.  All other loans must be approved by the board.

Generally, title insurance or title searches on our mortgage loans are required as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Commercial Real Estate Loans

In an effort to enhance the yield and reduce the term to maturity of the loan portfolio, the Company has originated or purchased commercial real estate loans.  Most of the commercial real estate loans have balloon loan terms of three to five years with amortization terms of 15 to 25 years and fixed interest rates.  The maximum loan-to-value ratio of the commercial real estate loans is generally 75%.

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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

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

Loans to individuals for the construction of their residences typically run for up to seven months and then convert to permanent loans.  These construction loans have rates and terms comparable to one-to-four family residential loans offered.  During the construction phase, the borrower pays interest only at a fixed rate.  The maximum loan-to-value ratio of owner-occupied single-family construction loans is 75%, 80% if the permanent loan has been approved to be sold in the secondary market.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

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

Agricultural Loans

Agricultural operating lines of credit generally have terms of one year and are secured by growing crops, livestock and equipment, and mortgages on the farmland.  Intermediate-term loans have terms of 2-7 years and are secured by machinery and equipment.  Generally these loans are extended to farmers in our market area for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production.  The maximum term for equipment secured loans is tied to the useful life of the underlying collateral but generally does not exceed 10 years.  The interest rate is generally increased with respect to the longer terms loans due to the rate exposure of these loans.  The amount of the commitment is based on management’s review of the borrower’s business plan, prior performance, marketability of crops, and current market prices.  Recent financial statements are examined and evaluate cash flow analysis and debt-to-net worth, and liquidity ratios.  Loans for crop production generally require 75% or more crop insurance coverage.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The repayment of agricultural business loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices, increase in interest rates, and changes in weather conditions.  These developments may result in smaller harvests and less income for farmers which may adversely affect such borrower’s ability to repay a loan.  Many borrowers also have more than one agricultural business loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.  Finally, if the Company forecloses on an agricultural business loan, our holding period for the collateral, if any, typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral.

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

The Company performs semi-annual reviews of newly purchased loan files and reviews operational procedures as part of our internal audit function.

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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of December 31, 2012 and 2011:

	2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of year	$549	$248	$287	$533	$143	$374
Provision charged to expense	484	109	(284)	(3)	33	73
Losses charged off	(365)	(24)	—	—	—	(172)
Recoveries	—	—	—	—	—	—
Balance, end of year	$668	$333	$3	$530	$176	$275
Ending balance: individually evaluated for impairment	$112	$48	$—	$81	$—	$176
Ending balance: collectively evaluated for impairment	$556	$285	$3	$449	$176	$99

Loans:
Ending balance	$41,842	$9,431	$51	$19,989	$11,765	$1,837
Ending balance: individually evaluated for impairment	$2,484	$166	$—	$1,482	$—	$851
Ending balance: collectively evaluated for impairment	$39,358	$9,265	$51	$18,507	$11,765	$986

	2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$125	$215	$95	$6	$—	$2,575
Provision charged to expense	42	86	66	(7)	—	599
Losses charged off	(16)	—	(59)	—	—	(636)
Recoveries	—	—	10	2	—	12
Balance, end of year	$151	$301	$112	$1	$—	$2,550
Ending balance: individually evaluated for impairment	$7	$—	$7	$—	$—	$431
Ending balance: collectively evaluated for impairment	$144	$301	$105	$1	$—	$2,119

Loans:
Ending balance	$5,407	$20,096	$6,987	$117	$—	$117,522
Ending balance: individually evaluated for impairment	$7	$—	$25	$—	$—	$5,015
Ending balance: collectively evaluated for impairment	$5,400	$20,096	$6,962	$117	$—	$112,507

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2012 and 2011:

	2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$37,027	$9,012	$51	$16,036	$11,765	$986
Watch	1,460	218	—	2,386	—	—
Special Mention	871	35	—	85	—	—
Substandard	2,484	166	—	1,482	—	851

Total	$41,842	$9,431	$51	$19,989	$11,765	$1,837

	2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$3,761	$20,096	$6,962	$117	$105,813
Watch	1,526	—	—	—	5,590
Special Mention	113	—	—	—	1,104
Substandard	7	—	25	—	5,015

Total	$5,407	$20,096	$6,987	$117	$117,522

	2011
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$38,473	$9,841	$563	$21,905	$9,531	$1,495
Watch	1,801	138	—	1,557	—	—
Special Mention	290	37	—	340	—	—
Substandard	3,775	268	917	1,390	—	1,027

Total	$44,339	$10,284	$1,480	$25,192	$9,531	$2,522

	2011 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$2,967	$14,313	$6,214	$147	$105,449
Watch	1,051	—	—	—	4,547
Special Mention	173	—	—	—	840
Substandard	50	—	9	5	7,441

Total	$4,241	$14,313	$6,223	$152	$118,277

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2012 and 2011:

	2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,464	$808	1,122	$3,394	$38,448	$41,842	$—
Home equity lines of credit and other 2nd mortgages	51	14	35	100	9,331	9,431	—
Multi-family	—	—	—	—	51	51	—
Commercial	—	—	—	—	19,989	19,989	—
Farmland	—	—	—	—	11,765	11,765	—
Construction and land development	—	—	—	—	1,837	1,837	—

Total real estate loans	1,515	822	1,157	3,494	81,421	84,915	—

Commercial and industrial	—	—	7	7	5,400	5,407	—
Agriculture	—	—	—	—	20,096	20,096	—
Consumer loans:
Purchased indirect automobile	25	—	—	25	6,962	6,987	—
Other	—	—	—	—	117	117	—

Total consumer loans	25	—	—	25	7,079	7,104	—

Total	$1,540	$822	$1,164	$3,526	$113,996	$117,522	$—

	2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$2,321	$1,366	$1,590	$5,277	$39,062	$44,339	$—
Home equity lines of credit and other 2nd mortgages	88	—	239	327	9,957	10,284	—
Multi-family	—	—	—	—	1,480	1,480	—
Commercial	—	74	—	74	25,118	25,192	—
Farmland	—	—	—	—	9,531	9,531	—
Construction and land development	—	—	—	—	2,522	2,522	—

Total real estate loans	2,409	1,440	1,829	5,678	87,670	93,348	—

Commercial and industrial	—	—	—	—	4,241	4,241	—
Agriculture	—	—	—	—	14,313	14,313	—
Consumer loans:
Purchased indirect automobile	9	—	—	9	6,214	6,223	—
Other	—	—	5	5	147	152	—

Total consumer loans	9	—	5	14	6,361	6,375	—

Total	$2,418	$1,440	$1,834	$5,692	$112,585	$118,277	$—

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

At December 31, 2012 and 2011, the Company held $20,096 and $14,313 in agricultural production loans and $11,765 and $9,531, respectively in agricultural real estate loans in the Company’s geographic lending area.  Generally, those loans are collateralized by assets of the borrower.  The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower.  Declines in prices for corn, beans, livestock and farm land in addition to unfavorable weather patterns, could significantly affect the repayment ability for many agricultural loan customers.

At December 31, 2012 and 2011, the Company held $19,989 and $25,192 in commercial real estate loans and $1,837 and $2,522 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area.  Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The following tables present impaired loans for the years ended December 31, 2012 and 2011:

	2012
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,770	$2,130	$—	$1,439	$24	$24
Home equity lines of credit and other 2nd mortgages	106	127	—	109	2	2
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	695	11	11
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,876	2,257	—	2,243	37	37

Commercial and industrial	—	17	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	23	—	—	—	—

Total consumer loans	—	23	—	—	—	—

Total	$1,876	$2,297	$—	$2,243	$37	$37

Loans with a specific allowance
Real estate loans:
One-to-four family	$714	$722	$112	$1,690	$28	$28
Home equity lines of credit and other 2nd mortgages	60	60	48	108	2	2
Multi-family	—	—	—	459	8	8
Commercial	1,482	1,482	81	741	12	12
Farmland	—	—	—	—	—	—
Construction and land development	851	1,103	176	939	15	15

Total real estate loans	3,107	3,367	417	3,937	65	65

Commercial and industrial	7	7	7	29	1	1
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	25	25	7	17	—	—
Other	—	—	—	2	—	—

Total consumer loans	25	25	7	19	—	—

Total loans	3,139	3,399	431	3,985	66	66

Total	$5,015	$5,696	$431	$6,228	$103	$103

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

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

Given the current adverse economic environment and recent negative outlook in the residential real estate market, the Company includes in its methodology for the valuation of loans in its real estate portfolio a methodology that applies downward “qualitative” adjustments to the real estate appraised values for residential loans that are deemed impaired.  We believe that these qualitative appraisal adjustments more accurately reflect real estate values in light of the sales experience and economic conditions that we have recently observed.  As a result of the increased TDR’s in residential real estate, the specific and general allowance have been increased in this category since December 31, 2010.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The following table presents the recorded balance of troubled debt restructurings, as of December 31, 2012 and 2011:

	2012	2011

Real estate loans:
One-to-four family	$1,814	$1,890
Home equity lines of credit and other 2nd mortgages	6	—
Multi-family	—	917
Commercial	1,482	—
Farmland	—	—
Construction and land development	851	1,027

Total real estate loans	4,153	3,834

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$4,153	$3,834

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The following table presents the recorded balance of troubled debt restructurings, which were performing according to the terms of the restructuring, as of December 31, 2012 and 2011.

	2012	2011

Real estate loans:
One-to-four family	$1,126	$1,890
Home equity lines of credit and other 2nd mortgages	—	—
Multi-family	—	917
Commercial	1,482	—
Farmland	—	—
Construction and land development	851	1,027

Total real estate loans	3,459	3,834

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$3,459	$3,834

Troubled debt restructurings resulted in charge-offs of $219 and $343 during the years ended December 31, 2012 and 2011, respectively.  The allowance for loan losses included specific allowances for troubled debt restructurings of $311 and $712 at December 31, 2012 and 2011, respectively.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The following table represents loans modified as troubled debt restructurings during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Real estate loans:
One-to-four family	3	$257	11	$2,278
Home equity lines of credit and other 2nd mortgages	1	6	—	—
Multi-family	—	—	1	923
Commercial	2	1,482	—	—
Farmland	—	—	—	—
Construction and land development	—	—	1	413

Total real estate loans	6	1,745	13	3,614

Commercial and industrial	—	—	—	—
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—
Other	—	—	—	—

Total consumer loans	—	—	—	—

Total	6	$1,745	13	$3,614

During the year ended December 31, 2012, the Company modified three residential real estate loans, with a recorded investment of $257 prior to modification, which were deemed TDRs.  All three of the modifications were to lower the interest rate and extend the maturity date.  This resulted in specific allowances of $40 based upon the fair value of the collateral and impairment losses of $9 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement.

The Company modified one second mortgage during 2012, which has a recorded investment of $6 prior to modification and was deemed a TDR.  The Company extended the maturity date on that loan, which resulted in a specific allowance of $6 and no impairment loss.  The Company modified two commercial real estate loans during the year, which had a recorded investment of $1,482 prior to modification and were deemed TDRs.  The Company extended the maturity date on those loans, which resulted in specific allowances of $81 based upon the fair value of the collateral and no impairment losses.

During the year ended December 31, 2011, the Company modified eleven residential real estate loans, with a recorded investment of $2,278 prior to modification, which were deemed TDRs.  Three of the modifications, totaling $1,485 were to lower the interest rate and extend the maturity date.  This resulted in specific allowances of $119 based upon the fair value of the collateral and impairment losses of $70 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement.  Seven of the modifications totaling $632 involved maturity concessions, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance.  Such loans are considered collateral dependent, and the modifications resulted in specific allowances of $5, based upon the fair value of the collateral.  Finally, one of the modifications, totaling $161, involved an interest rate concession only and resulted in an impairment loss of $23 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

In addition, the Company modified one multi-family residential real estate loan and one commercial land development loan during the year, which had a recorded investment of $923 and $413, respectively, prior to modification and were deemed TDRs.  The Company lowered the interest rate and extended the maturity date on those loans, which resulted in specific allowances of $293 based upon the fair value of the collateral.  The restructures also resulted in specific losses of $98 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreements.

Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.

During the year ended December 31, 2012 there were no loans that were considered a TDR during the past twelve months that defaulted.  During the year ended December 31, 2011, one residential real estate loan, totaling $686 that was considered a TDR during the past twelve months defaulted and was transferred to foreclosed assets with a charge-off of $152.  Default occurs when a loan or lease is 90 days or more past due, transferred to nonaccrual or charged-off and is within 12 months of restructuring.

The Company had three loans with a recorded investment of $1,119 at December 31, 2012, that were previously classified as TDRs and removed from that classification during 2012, after maturity and/or interest rate concessions were removed and other policy requirements were met.

The following table presents the Company’s nonaccrual loans at December 31, 2012 and 2011.  This table excludes performing troubled debt restructurings.

	2012	2011

Mortgages on real estate:
One-to-four family	$2,484	$3,775
Home equity lines of credit and other 2nd mortgages	166	268
Multi-family	—	917
Commercial	1,482	1,390
Construction and land development	851	1,027
Commercial and industrial	7	50
Other consumer	—	5

Total	$4,990	$7,432

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Note 5:              Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2012	2011

Land	$403	$403
Buildings and improvements	6,164	6,133
Furniture and equipment	2,581	2,538
	9,148	9,074
Less accumulated depreciation	5,753	5,549

Net premises and equipment	$3,395	$3,525

Note 6:              Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of loans serviced for others consist of the following:

	December 31,
	2012	2011

One-to-four family residential loans
FHLB	$12,403	$14,749
FNMA	51,184	49,180
Agricultural loans
Farmer Mac	8,808	5,292
Commercial loans
Other financial institutions	3,005	4,124

	$75,400	$73,345

The Company has a credit enhancement obligation to individual loan losses, to the limit of $927 at December 31, 2012 and 2011, respectively.  Management has determined that the allowance for loan losses is adequate to cover possible future losses from its credit enhancement obligation.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The following summarizes the activity in loan servicing rights measured using the fair value method for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011

Fair value, beginning of year	$310	$425
Additions
Servicing rights that result from asset transfers	159	59
Less loans refinanced	(72)	(89)
Changes in fair value, due to changes in valuation inputs or assumptions	15	(85)

Fair value, end of year	$412	$310

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

Note 7:              Interest-bearing Deposits

Interest-bearing deposits in denominations of $100 or more were $47,420 and $45,183 on December 31, 2012 and 2011, respectively.

The following table represents deposit interest expense by deposit type:

	December 31,
	2012	2011

Savings	$21	$38
NOW and Money Market	59	89
Certificates of deposit	1,270	1,626
Brokered certificates of deposit	65	75

Total deposit interest expense	$1,415	$1,828

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

At December 31, 2012, the scheduled maturities of certificates of deposit are as follows:

2013	$27,689
2014	17,787
2015	19,989
2016	8,008
2017	2,663

$76,136

Note 8:              Federal Home Loan Bank Advances

The Federal Home Loan Bank (“FHLB”) advances and lines of credit consisted of the following components:

	December 31,
	2012	2011

Open line of credit, 0.30% at December 31, 2012 and 2011, respectively	$2,000	$—
Advances	10,357	12,402

Total	$12,357	$12,402

The Federal Home Loan Bank advances and line of credit are secured by loans totaling $74,429 and $72,426 at December 31, 2012 and 2011, respectively.  Advances at December 31, 2012 at interest rates from 0.07% to 5.16%, are subject to restrictions or penalties in the event of prepayment.

Annual maturities of the advances at December 31, 2012, are:

2013	$4,386
2014	2,457
2015	1,333
2016	1,706
2017	475

$10,357

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Note 9:              Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal and state of Illinois jurisdictions.  During the years ended December 31, 2012 and 2011, the Company did not recognize expense for interest or penalties.

The expense (benefit) for income taxes includes these components:

	December 31,
	2012	2011

Taxes currently payable	$192	$227
Deferred income taxes	(48)	(538)

Income tax expense (benefit)	$144	$(311)

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax benefit is shown below:

	December 31,
	2012	2011

Computed at the statutory rate (34%)	$351	$(104)
Decrease resulting from
Tax exempt interest	(4)	(3)
Changes in deferred tax valuation allowance	(119)	(159)
Cash surrender value of life insurance	(41)	(46)
Other	(43)	1

Actual tax expense (benefit)	$144	$(311)

Tax expense (benefit) as a percentage of pre-tax income or loss	14.0%	(101.3)%

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	December 31,
	2012	2011

Deferred tax assets
Allowance for loan losses	$867	$961
Accrued compensation and employee benefits	802	762
Net operating loss	296	358
Capital loss carryforward on realized losses	—	130
Loss on other than temporary impairment of equity securities not sold	218	414
Write-down on foreclosed assets for sale	107	39
Other	210	146
	2,500	2,810
Deferred tax liabilities
Depreciation	(153)	(139)
FHLB stock dividends	(89)	(415)
Unrealized gains on available-for-sale securities	(3)	(11)
Loan servicing rights	(140)	(105)
Other	(38)	—

	(423)	(670)

Net deferred tax asset before valuation allowance	2,077	2,140

Valuation allowance
Beginning balance	337	496
Decrease during the period	(119)	(159)

Ending balance	218	337

Net deferred tax asset	$1,859	$1,803

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

At December 31, 2012 and 2011, the Company’s deferred tax asset relating to realized losses and losses on other-than-temporary impairment of equity securities resulted in capital losses.  Management has established a valuation allowance for a portion of that deferred tax asset for which realization of the asset does not meet the “more likely than not” criteria.  The carryback period on these losses is three years and the carryforward period is five years from the date of sale.

At December 31, 2012 and 2011, the Company had federal net operating loss carryforwards totaling approximately $871 and $1,053, respectively, which expire in varying amounts between 2024 and 2029.

At December 31, 2012 and 2011, the Company had Illinois net operating loss carryforwards totaling approximately $3,290, which will expire in varying amounts between 2015 and 2021.  Management has not recorded a deferred tax asset for the state net operating loss carryforwards.

The decreases in the valuation allowance in 2012 and 2011 are due to the reversal of the previous valuation allowance related to the capital losses.  Management believes they have capital gains to enable a portion of the capital losses to be utilized prior to expiration.

Retained earnings at December 31, 2012 and 2011, include approximately $2,216 for which no deferred federal income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The deferred income tax liability on the preceding amount that would have been recorded if the allocations were expected to reverse into taxable income in the foreseeable future was approximately $753 at December 31, 2012 and 2011.

Note 10:            Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
	2012	2011

Net unrealized gain on available-for-sale securities	$10	$34
Tax effect	(3)	(11)

Net-of-tax amount	$7	$23

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2012 and 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in this table:

	Actual		Minimum Capital Requirements		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total capital (to risk-weighted assets)	$18,393	14.5%	$10,129	8.0%	$12,662	10.0%

Tier I capital (to risk-weighted assets)	16,794	13.3%	5,065	4.0%	7,597	6.0%

Tier I capital (to average assets)	16,794	10.2%	6,602	4.0%	8,253	5.0%

As of December 31, 2011
Total capital (to risk-weighted assets)	$18,133	14.0%	$10,330	8.0%	$12,913	10.0%

Tier I capital (to risk-weighted assets)	16,503	12.8%	5,165	4.0%	7,748	6.0%

Tier I capital (to average assets)	16,503	9.9%	6,732	4.0%	8,415	5.0%

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The following is a reconciliation of the Bank equity amount included in the consolidated balance sheets to the amounts reflected above for regulatory capital purposes:

	December 31,
	2012	2011

Bank equity	$18,038	$17,957
Less net unrealized gains	3	23
Less disallowed servicing amounts	41	31
Less disallowed deferred tax assets	1,200	1,400

Tier 1 capital	16,794	16,503

Add allowance for loan losses subject to limit	1,595	1,625
Add unrealized gains on available-for-sale equity securities	4	5

Total risk-based capital	$18,393	$18,133

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

Note 13:            Related Party Transactions

At December 31, 2012 and 2011, the Company had loans outstanding to executive officers, directors and their affiliates (related parties).  Changes in loans to executive officers and directors are summarized as follows:

	December 31,
	2012	2011

Balance beginning of year	$1,178	$1,309
New loans	322	140
Repayments	(420)	(271)

Balance, end of year	$1,080	$1,178

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Deposits from related parties held by the Company at December 31, 2012 and 2011 totaled $1,308 and $1,491, respectively.

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

Note 14:            Employee Benefit Plans

The Company contributes to a multiemployer defined benefit retirement plan (Pentegra DB Plan) covering all employees under 65 years of age.  Although employees will receive defined benefits under the multiemployer plan, the multiemployer plan does not provide for the accrual of defined pension benefits for the future services of the present employees.  The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiemployer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

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

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $299,729 and $203,582 for the plan years ending June 30, 2011 and June 30, 2010, respectively.  Company contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The Company’s participation in this plan for the annual period ended December 31, 2012, is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable.  Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2012 and 2011 is for the plan’s year-end at June 30, 2011 and June 30, 2010, respectively.  The zone status is based on information the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.  There have been no significant changes that affect the comparability of the 2011 and 2012 contributions.

		Pension Protection Act Zone Status			Contributions of Company
Pension Fund	EIN/Pension Plan Number	2012	2011	FIP/RP Status Pending/ Implemented	2012	2011	Surcharge Imposed

Pentegra DB	13-5645888-333	Green	Green	None	$45	$94	No

The Company has a retirement savings 401(k) profit sharing plan covering substantially all employees.  The Company matches 50% of the employee’s contribution on the first 6% of the employee’s compensation.  Employer contributions charged to expense for 2012 and 2011 were $41.

The Company has a liability of $1,085 and $1,088 as of December 31, 2012 and 2011, respectively, for deferred compensation agreements with current and former directors of the Company.  The agreements provide for 120 monthly payments upon retirement of the directors.  The charge to expense for the agreements was $110 for 2012 and $101 for 2011.  Such charges reflect the deferred director fees plus the interest accrued at the rate of 4.52% – 8.50% on the contributions to the deferred compensation accounts.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The Company has a supplemental employee retirement plan with certain officers of the Company.  The plan provides for benefits to be paid upon retirement of the officers.  The charge to the expense for the plan was $221 and $184 in 2012 and 2011, respectively.  Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 4.52% to 8.50% discount factor.  The liability for the plan was $1,253 and $1,154 at December 31, 2012 and 2011, respectively.

The Company has adopted a lending policy which provides eligible employees, officers, and directors of the Company the opportunity to obtain one mortgage loan (primary residence only) at an interest rate below what is offered to customers in the normal course of business.  The interest rate is based upon 1% below the Fannie Mae rate on the date of entering the program or the date the loan is scheduled to re-price.  Employees who have been employed full-time for 3 months or have accumulated 1000 hours of employment are eligible to participate in the plan.  The interest rate on those loans revert back to the contract rate when the employee is no longer employed by the Company.  The outstanding balance of such loans totaled approximately $1,484 and $1,610 at December 31, 2012 and 2011, respectively.  Approximately $391 and $460, respectively, were loans to executive officers and directors.  Effective April 2008, directors were no longer eligible to obtain new loans through this program.

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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Participants receive the shares at the end of employment.  Because the Company’s stock is not traded on an established market, as of December 31, 2012, it is required to provide the participants in the Plan with a put option to repurchase their shares.  This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

The Company is accounting for its ESOP in accordance with ASC Topic 718, Employers Accounting for Employee Stock Ownership Plans.  Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet.  Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per shares computations.  Dividends, if any, on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.  ESOP compensation expense for the years ended December 31, 2012 and 2011 was $45.

A summary of the ESOP shares at December 31, 2012 and 2011 is as follows:

	2012	2011

Allocated shares	8,370	4,185
Shares released for allocation	4,185	4,185
Unearned shares	50,220	54,405

Total ESOP shares	62,775	62,775

Fair value of unearned shares at December 31	$452	$490

The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement.  At December 31, 2012, the fair value of the 12,555 allocated shares held by the ESOP is $163.  The fair value of all shares subject to the repurchase obligation is $163.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

On May 26, 2011, the stockholders approved the Harvard Illinois Bancorp, Inc. 2011 Equity Incentive Plan (the “Equity Incentive Plan”) for employees and directors of the Company.  The Equity Incentive Plan authorizes the issuance of up to 109,856 shares of the Company’s common stock, with no more than 31,387 of shares as restricted stock awards and 78,469 as stock options, either incentive stock options or non-qualified stock options.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  The exercise price of options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted.  The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.  Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Equity Incentive Plan).

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock.  Of the 73,761 stock options granted, 63,167 were qualified stock options and 10,594 were nonqualified.  The remaining 4,708 shares were awarded on November 29, 2012.  Stock options and restricted stock vest over a five year period, and stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted represents the period of time that options are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average assumptions used in the Black-Scholes option pricing model for the years indicated were as follows:

	2012	2011

Expected volatility	47.53%	46.00%
Expected dividends	0.00%	0.00%
Expected term (in years)	7	7
Risk-free rate	1.04%	2.50%

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

A summary of the option activity under the Equity Incentive Plan as of December 31, 2012 and 2011, and changes during the years then ended, is presented below (dollars in thousands):

	2012
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	73,761	$8.10
Granted	4,708	10.95
Exercised	—	—
Forfeited or expired	—	—

Outstanding, end of year	78,469	$8.27	8.59	$379

Exercisable, end of year	14,752	$8.10	8.48	$74

2011
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	—	$—
Granted	73,761	8.10
Exercised	—	—
Forfeited or expired	—	—

Outstanding, end of year	73,761	$8.10	9.48	$—

Exercisable, end of year	—	N/A	N/A	$—

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The weighted-average grant-date fair value of options granted during the years 2012 and 2011 was $5.36 and $4.11, respectively.  There were no options exercised during the years ended December 31, 2012 and 2011.

Stock-based compensation expense for stock options for the years ended December 31, 2012 and 2011 was $60 and $30, respectively.

As of December 31, 2012 there was $238 of total unrecognized compensation costs related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 3.59 years.

A summary of the status of the Company’s nonvested shares as of December 31, 2012, and changes during the year then ended, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, beginning of year	73,761	$4.11
Granted	4,708	5.36
Vested	(14,752)	4.11
Forfeited	—	—

Nonvested, end of year	63,717	$4.20

The following table summarizes restricted stock activity for the years ended December 31, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Balance, beginning of year	31,387	$8.10	—	$—
Granted	—	—	31,387	8.10
Forfeited	—	—	—	—
Earned and issued	(1,569)	8.10	—	—

Balance, end of year	29,818	$8.10	31,387	$8.10

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital.  The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2011 was $8.10 per share or $254.  Stock-based compensation expense for restricted stock for the years ended December 31, 2012 and 2011 was $61 and $24, respectively.  Unrecognized compensation expense for nonvested restricted stock awards was $169 at December 31, 2012 and is expected to be recognized over a weighted average period of 3.48 years.

Total compensation expense for both plans for the years ended December 31, 2012 and 2011 was $121 and $54, respectively.

Note 16:            Earnings Per Share

Earnings per share (EPS) were computed as follows:

	December 31, 2012	December 31, 2011

Net income	$888	$4

Basic weighted average shares outstanding	794,131	787,836
Less: Average unallocated ESOP shares	(52,138)	(56,323)

Basic average shares outstanding	741,993	731,513

Diluted effect of stock options	—	—

Diluted effect of restricted stock awards	8,091	1,399

Diluted average shares outstanding	750,084	732,912

Basic earnings per share	$1.20	$0.01

Diluted earnings per share	$1.18	$0.01

Options to purchase 78,469 and 73,761 shares were outstanding at December 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share as the options were considered antidilutive for the years ended December 31, 2012 and 2011.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
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

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Available-for-sale securities:
US Government and federal agency	$3,185	$—	$3,185	$—
Mortgage-backed securities – GSE residential	779	—	779	—
State and political subdivisions	3,449	—	3,449	—
Equity securities	466	18	448	—

Loan servicing rights	412	—	—	412

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Available-for-sale securities:
US Government and federal agency	$3,214	$—	$3,214	$—
Mortgage-backed securities – GSE residential	906	—	906	—
Equity securities	461	11	450	—

Loan servicing rights	310	—	—	310

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Loan Servicing Rights

Loan servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, loan servicing rights are classified within Level 3 of the hierarchy.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Loan Servicing Rights

Balance, January 1, 2012	$310

Total realized and unrealized gains and losses included in net income	15
Servicing rights that result from asset transfers	159
Loans refinanced	(72)

Balance, December 31, 2012	$412

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

	Available-for-sale Securities	Loan Servicing Rights

Balance, January 1, 2011	$372	$425

Total realized and unrealized gains and losses included in net income	—	(85)
Servicing rights that result from asset transfers	—	59
Loans refinanced	—	(89)
Maturity of securities	(372)	—

Balance, December 31, 2011	$—	$310

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012:

Impaired loans (collateral dependent)	$2,570	$—	$—	$2,570
Foreclosed assets	616	—	—	616

December 31, 2011:

Impaired loans (collateral dependent)	$3,706	$—	$—	$3,706
Foreclosed assets	932	—	—	932

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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Controller’s office by comparison to historical results.  Fair value adjustments on impaired loans were $(65) at December 31, 2012 compared to $(570) at December 31, 2011.

Foreclosed Assets

Foreclosed assets consist primarily of real estate owned.  Real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  Fair value adjustments on foreclosed assets were $(209) at December 31, 2012 compared to $(107) at December 31, 2011.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$2,570	Market comparable properties	Marketability discount	10%	–	30%	(22%)
Foreclosed assets	616	Market comparable properties	Comparability adjustments (%)	10%	–	40%	(27%)
Mortgage servicing rights	412	Discounted cash flow	Discount rate	9%	–	11%	(10%)
			PSA standard prepayment model rate		421

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Financial assets
Cash and cash equivalents	$22,859	$22,859	$—	$—
Interest-bearing deposits with other financial institutions	9,126	—	9,126	—
Held-to-maturity securities	1,263	—	1,314	—
Loans, net of allowance for loan losses	114,976	—	117,099	—
Federal Home Loan Bank stock	1,404	—	1,404	—
Accrued interest receivable	612	—	612	—

Financial liabilities
Deposits	133,985	—	136,816	—
Federal Home Loan Bank advances	12,357	—	12,682	—
Advances from borrowers for taxes and insurance	382	—	382	—
Accrued interest payable	29	—	29	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$22,227	$22,227
Interest-bearing deposits	6,235	6,235
Held-to-maturity securities	1,702	1,837
Loans, net of allowance for loan losses	115,698	117,598
Federal Home Loan Bank stock	6,549	6,549
Mortgage servicing rights	310	310
Interest receivable	691	691

Financial liabilities
Deposits	135,069	135,870
Federal Home Loan Bank advances	12,402	12,885
Advances from borrowers for taxes and insurance	388	388
Interest payable	37	37

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0
Letters of credit	0	0
Lines of credit	0	0

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
December 31, 2012 and 2011
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

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

Deferred Income Taxes

The Company has maintained net deferred tax assets for deductible temporary differences.  The Company evaluated the recoverability of the deferred tax asset and established a valuation allowance of $218 for certain capital loss carryforwards that are not expected to be fully recognized.  Management believes that it is more likely than not that the remainder of the deferred tax assets will be fully realized.  The Company has determined that no further valuation allowance is required for any other deferred tax assets as of December 31, 2012, although there is no guarantee that those assets will be recognizable in future periods.

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

At December 31, 2012 and 2011, the Company held $20,096 and $14,313 in agricultural production loans and $11,765 and $9,531, respectively in agricultural real estate loans in the Company’s geographic lending area.  Generally, those loans are collateralized by assets of the borrower.  The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower.  Declines in prices for corn, beans, livestock and farm land could significantly affect the repayment ability for many agricultural loan customers.

At December 31, 2012 and 2011, the Company held $19,989 and $25,192 in commercial real estate loans and $1,837 and $2,522 in loans collateralized by commercial and development real estate in the Company’s geographic lending area.  Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

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

At December 31, 2012 and 2011, the Company had outstanding commitments to originate loans aggregating approximately $1,684 and $647, respectively.  The commitments extended over varying periods of time with the majority being disbursed within a one-year period.  Loan commitments at fixed rates of interest amounted to $658 and $50 at December 31, 2012 and 2011, respectively, with the remainder at floating market rates.  The range of fixed rates was 4% to 4.75% as of December 31, 2012 and 3.38% to 5.75% as of December 31, 2011.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

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

The Company had total outstanding standby letters of credit amounting to $6 at December 31, 2012 and 2011.  The term of the standby letters of credit outstanding at December 31, 2012 expire in 2013.  At December 31, 2012 and 2011, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

At December 31, 2012, the Company had granted unused lines of credit to borrowers aggregating approximately $10,884 and $4,866 from commercial lines and open-end consumer lines, respectively.  At December 31, 2011, the Company had granted unused lines of credit to borrowers aggregating approximately $6,016 and $5,587 for commercial lines and open-end consumer lines, respectively.

Other Credit Risk

The Company had a concentration of funds on deposit with the Federal Home Loan Bank totaling $2,743 and $2,804 at December 31, 2012 and 2011, respectively.

The Company had a concentration of funds in securities purchased under agreements to resell with Coastal Securities totaling $10,508 and $9,908 at December 31, 2012 and 2011, respectively.  The remainder of the agreements totaling $8,506 and $8,574 as of December 31, 2012 and 2011, respectively, were with HEC Opportunity Fund LLC and BCM High Income Fund, LP.

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Note 20:            Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2012	2011
Assets
Cash and due from banks	$947	$79
Investment in common stock of subsidiary	18,038	17,957
ESOP loan	521	556
Other assets	136	70

Total assets	$19,642	$18,662

Liabilities
Other liabilities	$25	$—

Total liabilities	25	—

Stockholders' Equity	19,617	18,662

Total liabilities and stockholders' equity	$19,642	$18,662

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Condensed Statements of Income and Comprehensive Income

	Years Ending December 31,
	2012	2011

Income
Dividends from subsidiary	$1,114	$—
Interest on ESOP loan	18	19
Losses on other-than-temporary impairment of equity securities	(1)	(8)

Total income	1,131	11

Expense
Noninterest expense	385	187

Income (Loss) Before Income Tax and Equity in Undistributed Income of Subsidiary	746	(176)

Benefit for Income Taxes	(123)	(60)

Income (Loss) Before Equity in Undistributed Income (Loss) of Subsidiary	869	(116)

Equity in Undistributed Income of Subsidiary	19	120

Net Income	$888	$4

Comprehensive Income	$872	$31

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(dollars in thousands)

Condensed Statements of Cash Flows

	Years Ending December 31,
	2012	2011

Cash flows from operating activities
Net income	$888	$4
Adjustments
Loss on other-than-temporary impairment of equity securities	1	8
Equity in undistributed subsidiary income	(19)	(120)
Change in other assets	(62)	(13)
Change in other liabilities	25	(17)

Net cash provided by (used in) operating activities	833	(138)

Cash flows from investing activities
Payments on ESOP loan	35	34

Net cash provided by investing activities	35	34

Net Change in Cash and Cash Equivalents	868	(104)

Cash and Cash Equivalents at Beginning of Year	79	183

Cash and Cash Equivalents at End of Year	$947	$79

Harvard Illinois Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
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