Form 10-Q
period 2013-03-31
Harvard Illinois Bancorp, Inc.
filed 2013-05-15
CIK 1471266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

As of May 15, 2013, 829,850 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD ILLINOIS BANCORP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets
Cash and due from banks	$1,234	$1,102
Interest-bearing demand deposits in banks	1,540	2,743
Securities purchased under agreements to resell	22,907	19,014

Cash and cash equivalents	25,681	22,859

Interest-bearing deposits with other financial institutions	8,626	9,126
Available-for-sale securities	7,831	7,879
Held-to-maturity securities, at amortized cost (estimated fair value of $1,055 and $1,314 at March 31, 2013 and December 31, 2012, respectively)	1,024	1,263
Loans, net of allowance for loan losses $2,550 at March 31, 2013 and December 31, 2012	114,868	114,976
Premises and equipment, net	3,348	3,395
Federal Home Loan Bank stock, at cost	852	1,404
Foreclosed assets held for sale	850	886
Accrued interest receivable	348	612
Deferred income taxes	1,930	1,859
Bank-owned life insurance	4,386	4,357
Loan servicing rights	449	412
Other	227	339

Total assets	$170,420	$169,367

Liabilities and Equity
Liabilities
Deposits
Demand	$5,948	$6,278
Savings, NOW and money market	53,847	51,571
Certificates of deposit	76,335	76,136

Total deposits	136,130	133,985

Federal Home Loan Bank advances	10,735	12,357
Advances from borrowers for taxes and insurance	581	382
Deferred compensation	2,360	2,338
Accrued interest payable	30	29
Other	764	659

Total liabilities	150,600	149,750

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 829,850 and 816,076 shares issued and outstanding at March 31, 2013 and December 31, 2012	8	8
Additional paid-in capital	7,121	6,976
Unearned ESOP shares, at cost	(491)	(502)
Amount reclassified on ESOP shares	(187)	(163)
Retained earnings	13,368	13,291
Accumulated other comprehensive income, net of tax	1	7

Total stockholders’ equity	19,820	19,617

Total liabilities and stockholders’ equity	$170,420	$169,367

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2013	2012

Interest and Dividend Income
Interest and fees on loans	$1,545	$1,723
Securities
Taxable	34	45
Tax-exempt	9	—
Securities purchased under agreements to resell	44	42
Other	21	25

Total interest and dividend income	1,653	1,835

Interest Expense
Deposits	321	381
Federal Home Loan Bank advances	72	89

Total interest expense	393	470

Net Interest Income	1,260	1,365

Provision for Loan Losses	144	173

Net Interest Income After Provision for Loan Losses	1,116	1,192

Noninterest Income
Customer service fees	74	69
Brokerage commission income	1	9
Net realized gains on loan sales	92	116
Losses on other than temporary impairment of equity securities	—	(1)
Loan servicing fees	49	53
Bank-owned life insurance income, net	28	32
Other	2	3

Total noninterest income	246	281

Noninterest Expense
Compensation and benefits	640	676
Occupancy	127	123
Data processing	80	101
Professional fees	114	136
Marketing	30	14
Office supplies	10	13
Federal deposit insurance	33	37
Indirect automobile loan servicing fee	23	25
Foreclosed assets, net	59	119
Other	73	95

Total noninterest expense	1,189	1,339

Income Before Income Taxes	173	134

Provision (Benefit) for Income Taxes	14	(17)

Net Income	$159	$151

Earnings Per Share
Basic (Note 4)	$0.20	$0.21
Diluted	0.20	0.20

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2013	2012

Net Income	$159	$151

Other Comprehensive Income
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(3) and $4, for 2013 and 2012, respectively	(6)	7
Less: reclassification adjustment for loss on other-than-temporary impairment of equity securities included in net income, net of taxes of $0, for 2013 and 2012	—	(1)

Comprehensive Income	$153	$157

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Amount Reclassified On ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the Three Months Ended March 31, 2013 (unaudited)

Balance, January 1, 2013	$8	$6, 976	$(502)	$(163)	$13,291	$7	$19,617

Net income	—	—	—	—	159	—	159

Other comprehensive loss	—	—	—	—	—	(6)	(6)

ESOP shares earned, 1,046 shares	—	4	11	—	—	—	15

Stock-based compensation expense	—	29	—	—	—	—	29

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(24)	—	—	(24)

Exercise of stock options, 13,774 shares	—	112	—	—	—	—	112

Dividends on common stock, $.10 per share	—	—	—	—	(82)	—	(82)

Balance, March 31, 2013	$8	$7,121	$(491)	$(187)	$13,368	$1	$19,820

For the Three Months Ended March 31, 2012 (unaudited)

Balance, January 1, 2012	$8	$6,852	$(544)	$(80)	$12,403	$23	$18,662

Net income	—	—	—	—	151	—	151

Other comprehensive income	—	—	—	—	—	6	6

ESOP shares earned, 1,046 shares	—	—	10	—	—	—	10

Stock-based compensation expense	—	40	—	—	—	—	40

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(38)	—	—	(38)

Balance, March 31, 2012	$8	$6,892	$(534)	$(118)	$12,554	$29	$18,831

See accompanying notes to consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2013	2012

Operating Activities
Net income	$159	$151
Items not requiring (providing) cash
Depreciation	50	50
Provision for loan losses	144	173
Amortization (accretion) of premiums and discounts on securities	1	(7)
Deferred income taxes	(68)	(122)
Net realized gains on loan sales	(92)	(116)
Loss on other than temporary impairment of equity securities	—	1
Losses and write down on foreclosed assets held for sale	50	120
Bank-owned life insurance income, net	(29)	(32)
Originations of loans held for sale	(4,907)	(4,762)
Proceeds from sales of loans held for sale	4,962	4,823
ESOP compensation expense	15	10
Stock-based compensation expense	29	40
Changes in
Accrued interest receivable	264	257
Other assets	112	100
Accrued interest payable	1	1
Deferred compensation	22	19
Other liabilities	81	361
Net cash provided by operating activities	794	1,067

Investing Activities
Net (increase) decrease in interest-bearing deposits	500	(1,787)
Purchases of available-for-sale securities	(1)	(2)
Proceeds from maturities and pay-downs of available-for-sale securities	250	777
Proceeds from maturities and pay-downs of held-to-maturity securities	28	180
Net change in loans	(147)	(4,584)
Purchase of premises and equipment	(3)	(13)
Proceeds from redemption of Federal Home Loan Bank stock	552	3,017
Proceeds from sale of foreclosed assets	97	52
Net cash provided by (used in) investing activities	1,276	(2,360)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	1,946	3,425
Net increase (decrease) in certificates of deposit	199	(1,986)
Net increase in advances from borrowers for taxes and insurance	199	234
Proceeds from Federal Home Loan Bank advances	6,500	2,000
Repayments of Federal Home Loan Bank advances	(8,122)	(3,072)
Dividends paid	(82)	—
Stock options exercised	112	—
Net cash provided by financing activities	752	601

Net Increase (Decrease) in Cash and Cash Equivalents	2,822	(692)

Cash and Cash Equivalents, Beginning of Period	22,859	22,227

Cash and Cash Equivalents, End of Period	$25,681	$21,535

Supplemental Cash Flows Information
Interest paid	$392	$469
Income taxes paid	70	25
Foreclosed assets acquired in settlement of loans	102	14

See accompanying notes to unaudited consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Dollar amounts in thousands)

Note 1:            Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Harvard Illinois Bancorp, Inc. (Company) and its wholly-owned subsidiary, Harvard Savings Bank (Bank).  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates.  In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2013 and December 31, 2012, and the results of its operations for the three month periods ended March 31, 2013 and 2012.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 included as part of Harvard Illinois Bancorp, Inc.’s Form 10-K (File No. 000-53935) (2012 Form 10-K) filed with the Securities and Exchange Commission on March 22, 2013.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the 2012 Form 10–K.

Note 2:            New Accounting Pronouncements

Recent and Future Accounting Requirements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU improves the transparency of reporting of amounts reclassified out of accumulated other comprehensive income.  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  The new amendments will require the Company to present (either on the face of the statements where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  It will also require a cross-reference to other disclosures currently required.  For public entities, the amendments are effective for reporting periods beginning after December 15, 2012.  The Company adopted the ASU during the first quarter of 2013.

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

Participants receive the shares at the end of employment.  Because the Company’s stock is not traded on an established market, as of March 31, 2013, it is required to provide the participants in the Plan with a put option to repurchase their shares.  This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

The Company is accounting for its ESOP in accordance with ASC Topic 718, Employers Accounting for Employee Stock Ownership Plans.  Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet.  Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per shares computations.  Dividends, if any, on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.  ESOP compensation expense for the three months ended March 31, 2013 and 2012 was $15 and $10, respectively.

A summary of ESOP shares is as follows:

	March 31, 2013	December 31, 2012

Allocated shares	12,555	8,370
Shares released for allocation	1,046	4,185
Unearned shares	49,174	50,220

Total ESOP shares	62,775	62,775

Fair value of unearned ESOP shares	$651	$452

The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement.  At March 31, 2013, the fair value of the 13,601 allocated shares held by the ESOP is $187.  The fair value of all shares subject to the repurchase obligation is $187.

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

A summary of the option activity under the Equity Incentive Plan as of March 31, 2013, and changes for the three months then ended, is presented below:

	March 31, 2013
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2013	78,469	$8.27
Granted	—	—
Exercised	(13,774)	8.10
Forfeited or expired	—	—

Outstanding, March 31, 2013	64,695	$8.31	8.34	$352

Exercisable, March 31, 2013	978	$8.10	8.23	$6

Stock-based compensation expense for stock options for the three month periods ended March 31, 2013 and 2012 was $17 and $15, respectively.

As of March 31, 2013, total unrecognized compensation costs related to nonvested stock options amounted to $221.  That cost is expected to be recognized over a weighted-average period of 3.34 years.

A summary of the status of the Company’s nonvested stock options as of March 31, 2013, and changes during the three month period then ended, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2013	63,717	$4.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, March 31, 2013	63,717	$4.20

The following table summarizes restricted stock activity for the three months ended March 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value

Balance, January 1, 2013	29,818	$8.10
Granted	—	—
Forfeited	—	—
Earned and issued	—	—

Balance, March 31, 2013	29,818	$8.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital.  Stock-based compensation expense for restricted stock for the three month periods ended March 31, 2013 and 2012 was $12 and $25, respectively.  Unrecognized compensation expense for nonvested restricted stock awards was $157 at March 31, 2013 and is expected to be recognized over a weighted average period of 3.23 years.

Total compensation expense for both plans for the three month periods ended March 31, 2013 and 2012 was $29 and $40, respectively.

Note 4:            Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month periods ended March 31, 2013 and 2012.  The factors used in the earnings per common share computation follow:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net income	$159	$151
Net income allocated to participating securities	(4)	—
Net income allocated to common stock	$155	$151

Basic weighted average shares outstanding	800,288	789,401
Less: Average unallocated ESOP shares	(49,523)	(53,707)
Basic average shares outstanding	750,765	735,694
Diluted effect of stock options	4,196	—
Diluted effect of restricted stock awards	2,991	2,703

Diluted average shares outstanding	757,952	738,397

Basic earnings per share	$.20	$.21
Diluted earnings per share	$.20	$.20

Options to purchase 73,761 shares at a weighted-average exercise price of $8.10 were outstanding at March 31, 2012, but were not included in the computation of diluted earnings per share as the options were considered antidilutive for the period ended March 31, 2012.

Note 5:            Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell.  The amounts advanced under these agreements were $22,907 and $19,014 at March 31, 2013 and December 31, 2012, respectively, and represent short-term cash investment alternatives.  These agreements are over-collateralized by 103% with collateral consisting of securities guaranteed by the “full faith and credit” of the United States government, typically SBA securities.  During the period, the securities were delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities.  At March 31, 2013 and December 31, 2012, these agreements mature by notice by the Company or 30 days by the custodian.

At March 31, 2013 and December 31, 2012, agreements to resell securities purchased were outstanding with the following entities:

	March 31, 2013	December 31, 2012

Coastal Securities	$9,258	$10,508
Shay Assets Management, Inc.	5,595	—
ESI Investors III, LC	5,765	—
BCM High Income Fund, LP	2,289	8,053
HEC Opportunity Fund, LLC	—	453

Total	$22,907	$19,014

Note 6:            Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
March 31, 2013:
U.S. government agencies	$3,193	$3	$(12)	$3,184
State and political subdivisions	3,456	3	(34)	3,425
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	730	23	—	753
Equity securities	451	18	—	469

	$7,830	$47	$(46)	$7,831

December 31, 2012:
U.S. Government and federal agency	$3,194	$5	$(14)	$3,185
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	758	21	—	779
State and political subdivisions	3,467	5	(23)	3,449
Equity securities	450	16	—	466

	$7,869	$47	$(37)	$7,879

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
March 31, 2013:
U.S. government agencies	$500	$17	$—	$517
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	16	—	—	16
Private-label residential	508	14	—	522

	$1,024	$31	$—	$1,055

December 31, 2012:
U.S. Government agencies	$500	$21	$—	$521
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	17	1	—	18
Private-label residential	746	29	—	775

	$1,263	$51	$—	$1,314

The Company held no securities at March 31, 2013 or December 31, 2012 with a book value that exceeded 10% of total equity, with the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions.  Other than temporary impairments recorded for the three month periods ended March 31, 2013 and 2012 totaled $0 and $1, respectively.

As of March 31, 2013 and December 31, 2012, the Company held investments in Shay Asset Management mutual funds with a fair value of $447.  The investments in mutual funds are valued using available market prices.  Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, the Company held investments in FNMA and FHLMC common stock with a fair value of $5 and $2, respectively.  The investments in FNMA and FHLMC common stock are valued using available market prices.  Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, the Company held investments in other equity securities with a fair value of $17.  The Company recorded other-than-temporary impairments on other equity securities of $0 and $1 for the three month periods ended March 31, 2013 and 2012, respectively.  Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of March 31, 2013 and December 31, 2012.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $911 and $934 as of March 31, 2013 and December 31, 2012, respectively.

There were no sales of available-for-sale securities for the three months ended March 31, 2013 and 2012.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$535	$534	$500	$517
One to five years	4,251	4,229	—	—
Five to ten years	1,863	1,846	—	—
After ten years	—	—	—	—
	6,649	6,609	500	517
Mortgage-backed securities	730	753	524	538
Equity securities	451	469	—	—

Totals	$7,830	$7,831	$1,024	$1,055

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost.  Total fair value of these investments at March 31, 2013 and December 31, 2012 was $3,470 and $2,846, respectively, which is approximately 39% and 31% of the Company’s available-for-sale and held-to-maturity investment portfolio.  These declines primarily resulted from recent increases in market interest rates.  Management believes the declines in fair value for these securities are not other-than-temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. government and federal agency	$475	$(12)	$—	$—	$475	$(12)
State and political subdivisions	2,995	(34)	—	—	2,995	(34)

Total temporarily impaired securities	$3,470	$(46)	$—	$—	$3,470	$(46)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. government and federal agency	$472	$(14)	$—	$—	$472	$(14)
State and political subdivisions	2,374	(23)	—	—	2,374	(23)

Total temporarily impaired securities	$2,846	$(37)	$—	$—	$2,846	$(37)

Note 7:            Loans

Classes of loans include:

	March 31, 2013	December 31, 2012
Mortgage loans on real estate
One-to-four family	$41,263	$41,842
Home equity lines of credit and other 2nd mortgages	9,077	9,431
Multi-family residential	54	51
Commercial	18,324	19,989
Farmland	12,074	11,765
Construction and land development	1,257	1,837
Total mortgage loans on real estate	82,049	84,915
Commercial and industrial	5,551	5,407
Agricultural	22,498	20,096
Purchased indirect automobile, net of dealer reserve	7,202	6,987
Other consumer	110	117
	117,410	117,522

Less
Net deferred loan fees and costs	(8)	(4)
Allowance for loan losses	2,550	2,550

Net loans	$114,868	$114,976

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

All one-to-four family residential loans up to $500,000, vacant land loans up to $250,000, and any consumer loans require approval of a quorum of our retail loan committee consisting of five officers.  All such loan approvals are reported at the next board meeting following said approval.  All secured commercial loans, including agricultural loans, up to $1,500,000 and unsecured loans up to $250,000 must be approved by our commercial credit management committee, which currently consists of our Chief Executive Officer, Executive Vice President, Secretary – Treasurer and our Vice President – Commercial Loan Officer.  These approvals are reported at the next board meeting following said approval.  All other loans must be approved by the board.

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

Commercial Real Estate Loans

In an effort to enhance the yield and reduce the term to maturity of our loan portfolio, the Company has sought to increase its commercial real estate loans.  Most of the commercial real estate loans have balloon loan terms of three to ten years with amortization terms of 15 to 25 years and fixed interest rates.  The maximum loan-to-value ratio of the commercial real estate loans is generally 75%.

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

Home Equity Loans

The Company originates variable-rate home equity lines-of-credit and, to a lesser extent, fixed-rate loans secured by junior liens on the borrower’s primary residence.  Home equity lines-of-credit are generally limited to 70% of the property value less any other mortgages.  Fixed rate other second mortgages are generally limited to 75% of the property value less any other mortgages.  Prior to 2009, home equity loans were originated up to 90% of the property value to our customers where we serviced their first lien mortgage loan.  The same underwriting standards are used for home equity lines-of-credit and loans as used for one-to-four family residential mortgage loans.  The home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal.  The product has a rate ceiling of 18%.  Home equity loans with fixed-rate terms typically amortize over a period of up to 20 years.  Home equity lines-of-credit provide for an initial draw period of up to five years, with monthly payments of interest calculated on the outstanding balance.  At the end of the initial five years, the line may be paid in full or restructured at our then current home equity program.

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

Loans to individuals for the construction of their residences typically run for up to twelve months and then convert to permanent loans.  These construction loans have rates and terms comparable to one-to-four family residential loans offered.  During the construction phase, the borrower pays interest only at a fixed rate.  The maximum loan-to-value ratio of owner-occupied single-family construction loans is 75%, 80% if the permanent loan has been approved to be sold in the secondary market.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012:

	Three Months Ended March 31, 2013
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$668	$333	$3	$530	$176	$275
Provision charged to expense	150	(1)	—	124	5	(153)
Losses charged off	(79)	—	—	—	—	(60)
Recoveries	—	—	—	—	—	—
Balance, end of period	$739	$332	$3	$654	$181	$62
Ending balance: individually evaluated for impairment	$114	$58	$—	$250	$—	$15
Ending balance: collectively evaluated for impairment	$625	$274	$3	$404	$181	$47

Loans:
Ending balance	$41,263	$9,077	$54	$18,324	$12,074	$1,257
Ending balance: individually evaluated for impairment	$2,652	$165	$—	$2,077	$—	$790
Ending balance: collectively evaluated for impairment	$38,611	$8,912	$54	$16,247	$12,074	$467

	Three Months Ended March 31, 2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$151	$301	$112	$1	$—	$2,550
Provision charged to expense	(23)	36	7	(1)	—	144
Losses charged off	—	—	(8)	—	—	(147)
Recoveries	—	—	2	1	—	3
Balance, end of period	$128	$337	$113	$1	$—	$2,550
Ending balance: individually evaluated for impairment	$5	$—	$5	$—	$—	$447
Ending balance: collectively evaluated for impairment	$123	$337	$108	$1	$—	$2,103

Loans:
Ending balance	$5,551	$22,498	$7,202	$110	$—	$117,410
Ending balance: individually evaluated for impairment	$5	$—	$19	$—	$—	$5,708
Ending balance: collectively evaluated for impairment	$5,546	$22,498	$7,183	$110	$—	$111,702

	Three Months Ended March 31, 2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$549	$248	$287	$533	$143	$374
Provision charged to expense	63	(53)	24	70	(2)	(15)
Losses charged off	(10)	(2)	—	—	—	(55)
Recoveries	—	—	—	—	—	—
Balance, end of period	$602	$193	$311	$603	$141	$304
Ending balance: individually evaluated for impairment	$261	$70	$253	$67	$—	$266
Ending balance: collectively evaluated for impairment	$341	$123	$58	$536	$141	$38

Loans:
Ending balance	$44,045	$9,797	$2,074	$24,571	$9,419	$2,245
Ending balance: individually evaluated for impairment	$3,591	$187	$911	$1,390	$—	$972
Ending balance: collectively evaluated for impairment	$40,454	$9,610	$1,163	$23,181	$9,419	$1,273

	Three Months Ended March 31, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$125	$215	$95	$6	$—	$2,575
Provision charged to expense	2	55	34	(5)	—	173
Losses charged off	—	—	(7)	—	—	(74)
Recoveries	—	—	1	—	—	1
Balance, end of period	$127	$270	$123	$1	$—	$2,675
Ending balance: individually evaluated for impairment	$20	$—	$4	$—	$—	$941
Ending balance: collectively evaluated for impairment	$107	$270	$119	$1	$—	$1,734

Loans:
Ending balance	$4,576	$17,990	$7,911	$142	$—	$122,770
Ending balance: individually evaluated for impairment	$90	$—	$11	$—	$—	$7,152
Ending balance: collectively evaluated for impairment	$4,486	$17,990	$7,900	$142	$—	$115,618

	Year Ended December 31, 2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of year	$549	$248	$287	$533	$143	$374
Provision charged to expense	484	109	(284)	(3)	33	73
Losses charged off	(365)	(24)	—	—	—	(172)
Recoveries	—	—	—	—	—	—
Balance, end of year	$668	$333	$3	$530	$176	$275
Ending balance: individually evaluated for impairment	$112	$48	$—	$81	$—	$176
Ending balance: collectively evaluated for impairment	$556	$285	$3	$449	$176	$99

Loans:
Ending balance	$41,842	$9,431	$51	$19,989	$11,765	$1,837
Ending balance: individually evaluated for impairment	$2,484	$166	$—	$1,482	$—	$851
Ending balance: collectively evaluated for impairment	$39,358	$9,265	$51	$18,507	$11,765	$986

	Year Ended December 31, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$125	$215	$95	$6	$—	$2,575
Provision charged to expense	42	86	66	(7)	—	599
Losses charged off	(16)	—	(59)	—	—	(636)
Recoveries	—	—	10	2	—	12
Balance, end of year	$151	$301	$112	$1	$—	$2,550
Ending balance: individually evaluated for impairment	$7	$—	$7	$—	$—	$431
Ending balance: collectively evaluated for impairment	$144	$301	$105	$1	$—	$2,119

Loans:
Ending balance	$5,407	$20,096	$6,987	$117	$—	$117,522
Ending balance: individually evaluated for impairment	$7	$—	$25	$—	$—	$5,015
Ending balance: collectively evaluated for impairment	$5,400	$20,096	$6,962	$117	$—	$112,507

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$36,156	$8,674	$54	$13,792	$12,074	$468
Watch	1,587	202	—	2,371	—	—
Special Mention	868	35	—	84	—	—
Substandard	2,652	166	—	2,077	—	789

Total	$41,263	$9,077	$54	$18,324	$12,074	$1,257

	March 31, 2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$4,570	$22,498	$7,183	$110	$105,579
Watch	868	—	—	—	5,028
Special Mention	108	—	—	—	1,095
Substandard	5	—	19	—	5,708

Total	$5,551	$22,498	$7,202	$110	$117,410

	December 31, 2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$37,027	$9,012	$51	$16,036	$11,765	$986
Watch	1,460	218	—	2,386	—	—
Special Mention	871	35	—	85	—	—
Substandard	2,484	166	—	1,482	—	851

Total	$41,842	$9,431	$51	$19,989	$11,765	$1,837

	December 31, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$3,761	$20,096	$6,962	$117	$105,813
Watch	1,526	—	—	—	5,590
Special Mention	113	—	—	—	1,104
Substandard	7	—	25	—	5,015

Total	$5,407	$20,096	$6,987	$117	$117,522

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

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,441	$—	$1,762	$3,203	$38,060	$41,263	$—
Home equity lines of credit and other 2nd mortgages	—	38	35	73	9,004	9,077	—
Multi-family	—	—	—	—	54	54	—
Commercial	—	—	—	—	18,324	18,324	—
Farmland	—	—	—	—	12,074	12,074	—
Construction and land development	—	—	—	—	1,257	1,257	—

Total real estate loans	1,441	38	1,797	3,276	78,773	82,049	—

Commercial and industrial	—	—	5	5	5,546	5,551	—
Agriculture	—	—	—	—	22,498	22,498	—
Consumer loans:
Purchased indirect automobile	—	19	—	19	7,183	7,202	—
Other	—	—	—	—	110	110	—

Total consumer loans	—	19	—	19	7,293	7,312	—

Total	$1,441	$57	$1,802	$3,300	$114,110	$117,410	$—

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,464	$808	1,122	$3,394	$38,448	$41,842	$—
Home equity lines of credit and other 2nd mortgages	51	14	35	100	9,331	9,431	—
Multi-family	—	—	—	—	51	51	—
Commercial	—	—	—	—	19,989	19,989	—
Farmland	—	—	—	—	11,765	11,765	—
Construction and land development	—	—	—	—	1,837	1,837	—

Total real estate loans	1,515	822	1,157	3,494	81,421	84,915	—

Commercial and industrial	—	—	7	7	5,400	5,407	—
Agriculture	—	—	—	—	20,096	20,096	—
Consumer loans:
Purchased indirect automobile	25	—	—	25	6,962	6,987	—
Other	—	—	—	—	117	117	—

Total consumer loans	25	—	—	25	7,079	7,104	—

Total	$1,540	$822	$1,164	$3,526	$113,996	$117,522	$—

At March 31, 2013 and December 31, 2012, the Company held $22,498 and $20,096 in agricultural production loans and $12,074 and $11,765, respectively in farmland loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farmland could significantly affect the repayment ability for many agricultural loan customers.

At March 31, 2013 and December 31, 2012, the Company held $18,324 and $19,989 in commercial real estate loans and $1,257 and $1,837 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area.  Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

Loans contractually delinquent 60-89 days or more decreased $765 from December 31, 2012 to $57 at March 31, 2013, and loans contractually delinquent 90 days or more increased $640 from December 31, 2012 to $1.8 million at March 31, 2013, primarily as a result of similar movement in delinquent one-to-four family real estate loans.

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

The following tables present impaired loans at March 31, 2013, March 31, 2012 and December 31, 2012, respectively:

	Three Months Ended March 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,483	$1,761	$—	$1,627	$3	$3
Home equity lines of credit and other 2nd mortgages	72	93	—	89	—	—
Multi-family	—	—	—	—	—	—
Commercial	687	704	—	344	1	1
Farmland	—	—	—	—	—	—
Construction and land development	377	651	—	189	1	1

Total real estate loans	2,619	3,209	—	2,249	5	5

Commercial and industrial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	21	—	—	—	—

Total consumer loans	—	21	—	—	—	—

Total loans	$2,619	$3,230	$—	$2,249	$5	$5

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,169	$1,301	$114	$942	$3	$3
Home equity lines of credit and other 2nd mortgages	93	93	58	77	—	—
Multi-family	—	—	—	—	—	—
Commercial	1,390	1,390	250	1,436	3	3
Farmland	—	—	—	—	—	—
Construction and land development	413	451	15	632	1	1

Total real estate loans	3,065	3,235	437	3,087	7	7

Commercial and industrial	5	5	5	6	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	19	19	5	22	—	—
Other	—	—	—	—	—	—

Total consumer loans	24	24	10	28	—	—

Total loans	3,089	3,259	447	3,115	7	7

Total	$5,708	$6,489	$447	$5,364	$12	$12

	Three Months Ended March 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$991	$1,081	$—	$1,050	$8	$8
Home equity lines of credit and other 2nd mortgages	108	110	—	109	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	695	6	6
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,099	1,191	—	1,854	15	15

Commercial and industrial	40	40	—	20	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total consumer loans	—	—	—	—	—	—

Total loans	$1,139	$1,231	$—	$1,874	$15	$15

Loans with a specific allowance
Real estate loans:
One-to-four family	$2,600	$2,670	$261	$2,633	$21	$21
Home equity lines of credit and other 2nd mortgages	79	79	70	118	1	1
Multi-family	911	971	253	914	7	7
Commercial	1,390	1,390	67	695	6	6
Farmland	—	—	—	—	—	—
Construction and land development	972	1,107	266	999	8	8

Total real estate loans	5,952	6,217	917	5,359	43	43

Commercial and industrial	50	50	20	50	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	11	11	4	10	—	—
Other	—	—	—	3	—	—

Total consumer loans	11	11	4	13	—	—

Total loans	6,013	6,278	941	5,422	43	43

Total	$7,152	$7,509	$941	$7,296	$58	$58

	December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,770	$2,130	$—	$1,439	$24	$24
Home equity lines of credit and other 2nd mortgages	106	127	—	109	2	2
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	695	11	11
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,876	2,257	—	2,243	37	37

Commercial and industrial	—	17	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	23	—	—	—	—

Total consumer loans	—	23	—	—	—	—

Total	$1,876	$2,297	$—	$2,243	$37	$37

Loans with a specific allowance
Real estate loans:
One-to-four family	$714	$722	$112	$1,690	$28	$28
Home equity lines of credit and other 2nd mortgages	60	60	48	108	2	2
Multi-family	—	—	—	459	8	8
Commercial	1,482	1,482	81	741	12	12
Farmland	—	—	—	—	—	—
Construction and land development	851	1,103	176	939	15	15

Total real estate loans	3,107	3,367	417	3,937	65	65

Commercial and industrial	7	7	7	29	1	1
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	25	25	7	17	—	—
Other	—	—	—	2	—	—

Total consumer loans	25	25	7	19	—	—

Total loans	3,139	3,399	431	3,985	66	66

Total	$5,015	$5,696	$431	$6,228	$103	$103

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

The following table presents the recorded balance of troubled debt restructurings as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Real estate loans:
One-to-four family	$1,789	$1,814
Home equity lines of credit and other 2nd mortgages	6	6
Multi-family	2,077	—
Commercial	—	1,482
Farmland	—	—
Construction and land development	789	851

Total real estate loans	4,661	4,153

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$4,661	$4,153

The following table represents loans modified as troubled debt restructures during the three month periods ended March 31, 2013 and 2012:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

Real estate loans:
One-to-four family	1	$245	1	$65
Home equity lines of credit and other 2nd mortgages	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	1	1,390
Farmland	—	—	—	—
Construction and land development	—	—	—	—

Total real estate loans	—	—	2	1,455

Commercial and industrial	—	—	—	—
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—
Other	—	—	—	—

Total consumer loans	—	—	—	—

Total	1	$245	2	$1,455

During the three month period ended March 31, 2013, the Company modified one residential real estate loan, with a recorded investment of $245 prior to modification, which was deemed a TDR. The modification involved both an interest rate and maturity concession, which resulted in an impairment loss of $16 based upon the present value of expected future cash flows.

During the three month period ended March 31, 2012, the Company modified one residential real estate loan, with a recorded investment of $65 prior to modification, which was deemed a TDR.  The modification involved both an interest rate and maturity concession which resulted in an impairment loss of $1 based upon the present value of expected future cash flows.  During the three months ended March 31, 2012, the Company modified one commercial real estate loan totaling $1,390 involving a maturity concession only, which resulted in no impairment loss and specific allowances of $67 based upon the fair value of the collateral.

As of March 31, 2013 there were no loans in default that had been modified within the previous 12 months as a troubled debt restructuring.  As of March 31, 2013, there were two TDRs secured by one-to-four family real estate totaling $512 in default.

The following table presents the Company’s nonaccrual loans at March 31, 2013 and December 31, 2012.  Nonaccrual loans include troubled debt restructurings of $3,730 and $3,219 at March 31, 2013 and December 31, 2012, respectively, all of which are performing according to the terms of the restructuring.

	March 31, 2013	December 31, 2012

Mortgages on real estate:
One-to-four family	$2,652	$2,484
Home equity lines of credit and other 2nd mortgages	166	166
Multi-family residential	—	—
Commercial	2,077	1,482
Construction and land development	789	851
Commercial and industrial	5	7
Other consumer	—	—

Total	$5,689	$4,990

Note 8:            Comprehensive Income (Loss)

The components of accumulated other comprehensive income, included in stockholders’ equity at March 31, 2013 and December 31, 2012, are summarized as follows:

	March 31, 2013	December 31, 2012

Net unrealized gain on securities available-for-sale	$1	$10
Tax effect	—	(3)

Net-of-tax amount	$1	$7

Note 9:            Income Taxes

A reconciliation of the income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) for the three months ended March 31, 2013 and 2012 is shown below:

	Three Months Ended March 31,
	2013	2012

Computed at the statutory rate (34%)	$59	$46
Decrease resulting from
Tax exempt interest	(3)	—
Changes in deferred tax valuation allowance	(40)	(47)
Cash surrender value of life insurance	(10)	(11)
Other	8	(5)

Actual expense (benefit)	$14	$(17)

Tax expense (benefit) as a percentage of pre-tax income (loss)	8.1%	(12.7)%

The decreases in the valuation allowance of $40 and $47 in 2013 and 2012 are due to the reversals of a portion of the previous valuation allowance related to capital losses incurred in prior periods.  Management believes the Company has capital gains to enable a portion of the capital losses to be utilized prior to expiration.

Note 10:          Disclosures About Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Available-for-sale securities:
US Government and federal agency	$3,184	$—	$3,184	$—
Mortgage-backed securities – GSE residential	753	—	753	—
State and political subdivisions	3,425	—	3,425	—
Equity securities	469	22	447	—

Loan servicing rights	449	—	—	449

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Available-for-sale securities:
US Government and federal agency	$3,185	$—	$3,185	$—
Mortgage-backed securities – GSE residential	779	—	779	—
State and political subdivisions	3,449	—	3,449	—
Equity securities	466	18	448	—

Loan servicing rights	412	—	—	412

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended March 31, 2013.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Loan Servicing Rights

Balance, January 1, 2013	$412

Total realized and unrealized gains and losses included in net income	33
Servicing rights that result from asset transfers	29
Loans refinanced	(25)

Balance, March 31, 2013	$449

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2013:

Impaired loans (collateral dependent)	$5,261	$—	$—	$5,261
Foreclosed assets	332	—	—	332

December 31, 2012:

Impaired loans (collateral dependent)	$2,570	$—	$—	$2,570
Foreclosed assets	616	—	—	616

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company.  Appraisals are reviewed for accuracy and consistency by the Company.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Company by comparison to historical results.  Fair value adjustments on impaired loans were $(16) and $(65) at March 31, 2013 and December 31, 2012.

Foreclosed Assets

Foreclosed assets consist primarily of real estate owned.  Real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by management.  Appraisals are reviewed for accuracy and consistency by the Company.  Appraisers are selected from the list of approved appraisers maintained by management.

Fair value adjustments on foreclosed assets were $(46) at March 31, 2013 compared to $(209) at December 31, 2012.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (dollars in thousands).

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Foreclosed assets	$332	Market comparable properties	Comparability adjustments (%)		Not available

Collateral-dependent impaired loans	5,261	Market comparable properties	Marketability discount	10%	-	30%	(25%)

Loan servicing rights	449	Discounted cash flow	Discount rate and PSA standard prepayment model rate			(10%)	(476)

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	2,570	Market comparable properties	Marketability discount	10%	-	30%	(22%)

Foreclosed assets	$616	Market comparable properties	Comparability adjustments (%)	10%	-	40%	(27%)

Mortgage servicing rights	412	Discounted cash flow	Discount rate PSA standard prepayment model rate	9%	-	11%	(10%) 421

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2013:
Financial assets
Cash and cash equivalents	$25,681	$25,681	$—	$—
Interest-bearing deposits with other financial institutions	8,626	—	8,626	—
Held-to-maturity securities	1,024	—	1,055	—
Loans, net of allowance for loan losses	114,868	—	117,077	—
Federal Home Loan Bank stock	852	—	852	—
Accrued interest receivable	348	—	348	—

Financial liabilities
Deposits	136,130	—	136,784	—
Federal Home Loan Bank advances	10,735	—	10,959	—
Advances from borrowers for taxes and insurance	581	—	581	—
Accrued interest payable	30	—	30	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012:
Financial assets
Cash and cash equivalents	$22,859	$22,859	$—	$—
Interest-bearing deposits with other financial institutions	9,126	—	9,126	—
Held-to-maturity securities	1,263	—	1,314	—
Loans, net of allowance for loan losses	114,976	—	117,099	—
Federal Home Loan Bank stock	1,404	—	1,404	—
Accrued interest receivable	612	—	612	—

Financial liabilities
Deposits	133,985	—	136,816	—
Federal Home Loan Bank advances	12,357	—	12,682	—
Advances from borrowers for taxes and insurance	382	—	382	—
Accrued interest payable	29	—	29	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

Note 11:         Commitments

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

Note 12:          Regulatory Matters

Effective September 2, 2010, the Board of Directors of the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”).  Effective July 21, 2011, the Board of Governors of the Federal Reserve System (the “FRB”) assumed supervisory authority with respect to the MOU.  The MOU, which is an informal enforcement action, requires the Company to take a number of actions, including among other things:

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

The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance, although compliance will be determined by the FRB and not by the Company.  The requirements of the MOU will remain in effect until the FRB decides to terminate, suspend or modify it.

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

•	increased competition among depository and other financial institutions;

•	our ability to successfully diversify our loan portfolio without experiencing a significant decrease in asset quality;

•	our ability to attract and maintain deposits;

•	expenses and diversion of management’s time and attention resulting from our efforts to oppose stockholder nominations that we do not believe are in the best interests of stockholders;

•
changes interest rates generally, including changes in the relative differences between short-term and long-term interest rates, that may affect our interest margins, reduce the fair value of our financial instruments, or affect our access to funding sources;

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

•
changes in laws of government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit premiums and assessments, capital requirements, regulatory fees and compliance costs and changes in the level of government support of housing finance;

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

•	risks and costs related to operating as a publicly traded company;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services

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

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances.  Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense.  Noninterest income consists primarily of customer service fees, brokerage commission income, net realized gains on loan sales, loan servicing fees, and net income on bank-owned life insurance, offset by impairment charges on securities.  Noninterest expense consists primarily of compensation and benefits, occupancy, data processing, professional fees, marketing, office supplies, federal deposit insurance premiums, indirect automobile loan servicing fees, and management of foreclosed assets.

The Company discontinued its securities brokerage activities in 2013.

As further discussed in Note 13 to the financial statements included herein, the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”).  Effective July 21, 2011, supervisory authority with respect to the MOU was transferred from the OTS to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).   Among other provisions, this informal enforcement action prohibits the Company from declaring or paying dividends or repurchasing any Company stock without the prior written consent of the Federal Reserve Board.  The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance. The requirements of the MOU will remain in effect until the Federal Reserve Board decides to terminate, suspend or modify it.

Business Strategy

Our long-term business strategy is to operate Harvard Savings Bank as a community-oriented financial institution, offering one- to four-family residential real estate, commercial real estate, farmland, commercial and industrial, home equity, agricultural and purchased indirect automobile loans, and to a lesser extent, multi-family, construction and land development, and other consumer loans along with a diversified platform of deposit and other products and services to individuals and agricultural and other businesses in our market areas. In order to offset the rising overhead costs related to community banking, we intend to grow our assets and liabilities in a disciplined manner, subject to market conditions.  We believe that execution of our long-term business strategy will create long-term shareholder value.

We intend to accomplish this strategy by:

•
Leveraging our established name and franchise, capital strength and loan production capability, and knowledge of our market areas to deliver a consistent high quality level of professional banking service to our retail and business customers, attracting new customers and expanding our presence in the geographical area we serve;

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

At March 31, 2013, the Bank was categorized as “well capitalized” under regulatory capital requirements.

During the three months ended March 31, 2013, in accordance with the MOU, the Bank paid the Company dividends totaling $373,000 to fund expenses of the Company.

On February 20, 2013, with the consent of the Federal Reserve Board, the Company paid a special cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of February 6, 2013.

The following discussion compares the financial condition of Harvard Illinois Bancorp, Inc. and its wholly owned subsidiary, Harvard Savings Bank, at March 31, 2013 to its financial condition at December 31, 2012, and the results of operations for the three months ended March 31, 2013 to the same period in 2012.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

FINANCIAL CONDITION

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets at March 31, 2013 increased $1.0 million or 0.6% to $170.4 million from $169.4 million at December 31, 2012.  Total liabilities increased $850,000 or 0.6% to $150.6 million at March 31, 2013 from $149.8 million at December 31, 2012.  The modest changes in total assets and liabilities were consistent with our strategy to limit growth of our balance sheet in the current economic environment.

Cash and cash equivalents increased $2.8 million to $25.7 million at March 31, 2013 from $22.9 million at December 31, 2012.  Cash and cash equivalents includes securities purchased under agreements to resell, which increased $3.9 million to $22.9 million at March 31, 2013 from $19.0 million at December 31, 2012, and demand deposits in banks, which decreased $1.2 million to $1.5 million at March 31, 2013 from $2.7 million at December 31, 2012.  These agreements to resell securities represent short-term cash investment alternatives that are over-collateralized with collateral that is guaranteed by the “full faith and credit” of the United States government.  Interest-bearing deposits with other financial institutions decreased $500,000 to $8.6 million at March 31, 2013 from $9.1 million at December 31, 2012.  These deposits are certificates of deposit we have placed with other financial institutions with terms from three months to five years and are fully covered by FDIC deposit insurance.  Available-for-sale securities decreased $48,000 to $7.8 million at March 31, 2013 from $7.9 million at December 31, 2012.  This decrease was primarily due to maturities and pay-downs on those securities.  Held-to-maturity securities totaled $1.0 million at March 31, 2013, a decrease of $239,000 from $1.3 million at December 31, 2012 as a result of maturities and pay-downs on those securities and no purchases.  The investments in those deposits and securities were based on liquidity and yield considerations.

Loans, net decreased $108,000 to $114.9 million at March 31, 2013 from $115.0 million at December 31, 2012.  During the three months ended March 31, 2013, loan originations, advances and purchases were $31.1 million, which were offset by $4.9 million in loans sold, $26.1 million of loan repayments and payoffs, net of $147,000 in charge offs, and transfers to foreclosed assets of $102,000.  The decrease in loans during the first quarter of 2013 was due primarily to decreases in one-to-four family, home equity lines of credit and other second mortgage, commercial, construction and land development real estate loan portfolios of $579,000, $354,000, $1.7 million and $580,000, offset partially by increases of $309,000, $144,000, $2.4 million and $215,000 in the farmland, commercial and industrial, agricultural, and purchased indirect automobile loan portfolios, respectively.  The decrease in our one- to four-family loans during 2013 was primarily due to repayments, early payoffs and $3.5 million in loans sold to Fannie Mae, which generated $55,000 in net gains on loan sales, partially offset by loan originations of $5.3 million. The decrease in the one- to four-family loan portfolio reflects our strategy to sell substantially all our conforming one-to four-family loans based on yield and duration considerations. The decrease in commercial real estate loans is primarily due to pay-offs received on participation loans purchased. The increases in farmland, commercial and industrial, and agricultural loan portfolios reflect the implementation of our strategy to reduce asset duration and loan concentrations by expanding our lending activity in those portfolios.  Substantially all of our farmland, agricultural, and commercial and industrial loans originated during 2013 were in our market area.

All other assets, consisting of premises and equipment, Federal Home Loan Bank stock, foreclosed assets held for sale, accrued interest receivable, deferred income taxes, bank-owned life insurance, loan servicing rights and other assets decreased $874,000 to $12.4 million at March 31, 2013 from $13.3 million at December 31, 2012.  The largest component of other assets was our investment in bank-owned life insurance, which increased $29,000 to $4.4 million at March 31, 2013. The largest change was in Federal Home Loan Bank stock, which decreased $552,000 to $852,000 at March 31, 2013 from $1.4 million at December 31, 2012 resulting from the Company’s redemption of a portion of excess stock at its carrying amount.  At March 31, 2013, the Company’s deferred tax asset relating to unused capital loss carryovers and unrealized capital losses on other than temporary impairment of equity securities totaled $218,000.  Management has established a valuation allowance for the deferred tax asset related to those capital losses of $178,000 at March 31, 2013, a non-recurring decrease of $40,000 from the December 31, 2012 balance of $218,000.  The decrease in the valuation allowance in 2013 was due to the reversal of a previous valuation allowance related to capital losses.  The Company now believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

Total deposits increased $2.1 million to $136.1 million at March 31, 2013 from $134.0 million at December 31, 2012.  Savings, NOW and money market accounts increased $2.2 million to $53.8 million at March 31, 2013 from $51.6 million at December 31, 2012.  The net increase in deposits was due to competitive pricing and promotional interest rates offered during the first quarter of 2013 to generate more liquidity, primarily through the growth of our core deposits, to fund our operations in the current interest rate environment and reduce our reliance on borrowed funds. Federal Home Loan Bank advances decreased $1.7 million to $10.7 million at March 31, 2013 from $12.4 million at December 31, 2012. The Bank maintained sufficient liquidity levels to allow more advances to mature without renewal.   Non-interest bearing liabilities increased $328,000 to $3.7 million at March 31, 2013 from $3.4 million at December 31, 2012.  The largest component of non-interest bearing liabilities is deferred compensation which increased $22,000 in 2013 to $2.4 million at March 31, 2013 from $2.3 million at December 31, 2012.  The largest change was in advances from borrowers for taxes and insurance which increased $199,000 to $581,000 at March 31, 2013 from $382,000 at December 31, 2012 as escrows grew prior to the due date of first installment of 2012 real estate tax payments.

Total stockholders’ equity increased by $203,000 or 1.0% to $19.8 million at March 31, 2013 from $19.6 million at December 31, 2012.  The increase in stockholders’ equity for the three months ended March 31, 2013 resulted primarily from net income of $159,000, the recognition of ESOP compensation expense of $15,000, the recognition of stock – based compensation expense related to the 2011 Incentive Equity Plan of $29,000 and proceeds from common stock issued of $112,000, offset partially by the decrease in other accumulated comprehensive income of $6,000, dividends paid of $82,000 and the increase in the contingent repurchase obligation for the ESOP of $24,000.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

General.  Net income for the three months ended March 31, 2013 was $159,000 compared to net income of $151,000 for the three months ended March 31, 2012, an increase in net income of $8,000.  The increase in net income was due to decreases in the provision for loan losses, interest expense and noninterest expense of $29,000, $77,000 and $150,000, respectively, partially offset by decreases in net interest income and noninterest income of $105,000 and $35,000, respectively, and an increase in the provision for income taxes of $31,000.

Interest and Dividend Income.  Total interest and dividend income decreased $182,000 or 9.9% to $1.7 million for the three months ended March 31, 2013 from $1.8 million for the same period in 2012.  Although average interest-earning assets increased $945,000 to $160.0 million for the three months ended March 31, 2013 from $159.0 million for the three months ended March 31, 2012, the average yield decreased 48 basis points to 4.13% from 4.61%.  This decrease reflected a decline in the interest rate environment for most asset categories during the period. Interest income on securities and other interest-earning assets decreased $3,000 or 2.7% to $109,000 for the three months ended March 31, 2013 compared to $112,000 for the three months ended March 31, 2012, as the average yield on those assets decreased 11 basis points to 1.04% from 1.15%, due to the lower interest rate environment, offset partially by an increase in the average balances of those assets of $3.0 million to $41.9 million from $38.9 million.  Interest and fees on loans decreased $179,000 or 10.4% to $1.5 million for the three months ended March 31, 2013 from $1.7 million for the same period in 2012, as the average balance of loans decreased $2.0 million to $118.1 million primarily due to repayments and sales of loans outpacing originations and purchases of loans, and by a decrease in the average yield on loans of 51 basis points to 5.23% from 5.74%.

Interest Expense.  Total interest expense decreased $77,000 or 16.4% to $393,000 for the three months ended March 31, 2013 from $470,000 for the same period in 2012.  Interest expense on deposit accounts decreased $60,000 or 15.7% to $321,000 for the three months ended March 31, 2013 from $381,000 for the same period in 2012.  This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificates of deposit of $65,000. The average balance in certificates of deposits and brokered certificates of deposit decreased $3.7 million with the cost of these deposits decreasing 25 basis points to 1.56% from 1.81%. The decrease in interest expense on certificates of deposit and brokered certificates of deposit accounts was partially offset by an increase in interest expense on savings, NOW and money market accounts of $5,000 to $25,000 for the three months ended March 31, 2013 from $20,000 for the same period in 2012.  The average balances of savings, NOW and money market accounts increased $2.1 million to $52.5 million from $50.4 million and the cost of these deposits increased 3 basis points to 0.19% during the three months ended March 31, 2013 from 0.22% during the three months ended March 31, 2012.  The reduction in the cost of these funds was the result of our competitive pricing and the declining market interest rates for deposits, and execution of our business strategy to focus on growth of our lower-cost core deposits.

Interest expense on Federal Home Loan Bank advances decreased $17,000 to $72,000 for the three months ended March 31, 2013 from $89,000 for the three months ended March 31, 2012.  The average cost of advances decreased 53 basis points to 2.20% for the three months ended March 31, 2013 from 2.73% for the comparable period in 2012, offset partially by an increase in the average balances of advances of $84,000. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2013 compared to 2012.

Net Interest Income.  Net interest income decreased $105,000 or 7.7% to $1.3 million for the three months ended March 31, 2013 from $1.4 million for the three months ended March 31, 2012, primarily as a result of a decrease in our net interest rate spread of 28 basis points to 3.02% from 3.30%.  Our net interest margin decreased to 3.15% for the three months ended March 31, 2012 from 3.43% for the three months ended March 31, 2012. The decreases in our net interest rate spread and net interest margin reflected the sharp drop in market interest rates and average balance for loans in 2013 compared to 2012. The decreases in our net interest rate spread and net interest margin were offset partially by the ratio of our average interest-earning assets to average interest-bearing liabilities which increased to 113.00% for the three months ended March 31, 2013 from 111.12% for the same period in 2012.

Provision for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	2013	2012

Allowance at beginning of period	$2,550	$2,575
Provision for loan losses	144	173
Charge-offs:
Real estate loans:
One-to four family	79	10
Home equity line of credit and other 2nd mortgage	—	2
Commercial	—	—
Construction and land development	60	55
Total charge-offs, real estate loans	139	67
Consumer loans:
Purchased indirect automobile	8	7
Other	—	—
Total charge-offs, consumer loans	8	7
Total charge-offs	147	74

Recoveries:
Real estate loans:
One-to four family	—	—
Total recoveries, real estate loans	—	—
Commercial and industrial	—	—
Consumer loans:
Purchased indirect automobile	2	1
Total recoveries, consumer loans	1	1
Total recoveries	3	1

Net charge-offs	(144)	(73)

Allowance at end of period	$2,550	$2,675

Allowance to non-performing loans	44.82%	37.50%
Allowance to total loans outstanding at the end of the period	2.17%	2.18%
Net charge-offs to average total loans outstanding during the period, annualized	0.49%	0.24%

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

Based upon our evaluation of these factors, a provision of $144,000 was recorded for the three months ended March 31, 2013, a decrease of $29,000 or 16.8% from $173,000 for the three months ended March 31, 2012.  The provision for loan losses reflected net charge offs of $144,000 for the three months ended March 31, 2013, compared to $73,000 for the three months ended March 31, 2012.  The allowance for loan losses was $2.6 million, or 2.17% of total loans at March 31, 2013, compared to $2.6 million, or 2.18% of total loans at December 31, 2012.  At March 31, 2013, we had identified substandard loans totaling $5.7 million, all of which were considered impaired, and maintained an allowance for loan losses of $447,000 allocated to these loans.  At December 31, 2012, we considered all substandard loans totaling $5.0 million impaired and maintained an allowance for loan losses of $431,000 allocated to these loans.  We used the same methodology in assessing the allowance for each period.

The allowance as a percent of nonperforming loans increased to 44.82% at March 31, 2013 from 37.50% at March 31, 2012.  Nonperforming loans decreased to $5.7 million at March 31, 2013, compared to $7.1 million at March 31, 2012, a decrease of $1.4 million or 20.3%.  All nonperforming loans were considered impaired at March 31, 2013 and 2012, and allowances for impaired loans decreased $494,000 or 52.5% to $447,000 at March 31, 2013 from $941,000 at March 31, 2012.  Net charge-offs as a percent of average total loans outstanding increased to 0.49% for the quarter ended March 31, 2013 from 0.24% for the same quarter in 2012, due to an increase in net charge-offs of $71,000 to $144,000, partially offset by a $2.0 million decrease in average loans outstanding to $118.1 million.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2013 and 2012, respectively.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of March 31, 2013 and December 31, 2012 (dollars in thousands).

	March 31, 2013			December 31, 2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Real estate loans:
One-to-four-family	$739	28.98%	35.15%	$668	26.20%	35.61%
Home equity line of credit and other 2nd mortgage	332	13.02	7.73	333	13.06	8.02
Multi-family	3	0.12	0.05	3	0.12	0.04
Commercial	654	25.65	15.61	530	20.78	17.01
Farmland	181	7.10	10.28	176	6.90	10.01
Construction and land development	62	2.43	1.07	275	10.78	1.56
Total real estate loans	1,971	77.30	69.89	1,985	77.84	72.25
Commercial and industrial	128	5.02	4.73	151	5.93	4.60
Agriculture	337	13.21	19.16	301	11.80	17.10
Consumer loans:
Purchased indirect automobile	113	4.43	6.13	112	4.39	5.95
Other	1	0.04	0.09	1	0.04	0.10
Total consumer loans	114	4.47	6.22	113	4.43	6.05
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$2,550	100.00%	100.00%	$2,550	100.00%	100.00%

The increase in the allowance for loan losses allocated to one-to-four family real estate loans was primarily due to higher required level of reserves for both loans individually and collectively evaluated for impairment.  The increase in the allowance for loan losses allocated to commercial real estate loans was primarily due to an increase in the balance and required reserves for impaired loans of $595,000 and $169,000, respectively, from December 31, 2012 to March 31, 2013.  The decrease in the allowance for loan losses allocated to construction and land development real estate loans was primarily due to a decrease of $157,000 in required reserves for a troubled debt restructuring secured by a residential subdivision in our market area with a balance of $377,000, after a reappraisal and partial charge-off of $60,000 during the quarter ended March 31, 2013.  The increase in the allowance for loan losses allocated to agriculture loans was primarily due to the increase in the balance of performing loans of $2.4 million.

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At March 31, 2013	At December 31, 2012

Non-accrual loans:
Real estate loans:
One-to four-family	$2,652	$2,484
Home equity lines of credit and other 2nd mortgage	166	166
Multi-family residential	—	—
Commercial	2,077	1,482
Construction and land development	789	851

Total real estate loans	5,684	4,983

Commercial and industrial	5	7
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total non-accrual loans	5,689	4,990

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—

Total of nonaccrual and 90 days or more past due loans	5,689	4,990

Other real estate owned:
One-to four family	208	187
Commercial	580	616

Total other real estate owned	788	803

Repossessed automobiles	62	83

Total non-performing assets	6,539	5,876

Troubled debt restructurings (not included in nonaccrual loans above)	931	934

Total non-performing assets and troubled debt restructurings	$7,470	$6,810

Total non-performing loans to total loans	4.85%	4.25%
Total non-performing assets to total assets	3.84%	3.47%
Total non-performing loans and troubled debt restructurings to total loans	5.64%	5.04%
Total non-performing assets and troubled debt restructurings to total assets	4.38%	4.02%

Total non-performing assets, including troubled debt restructurings, increased $660,000 or 9.7% to $7.5 million at March 31, 2013, compared to $6.8 million at December 31, 2012.  Total non-performing assets, including troubled debt restructurings, to total assets were 4.4% and 4.0% at March 31, 2013 and December 31, 2012, respectively.  Troubled debt restructurings included in nonaccrual loans totaled $3.7 million at March 31, 2013, compared to $3.2 million at December 31, 2012.

Non-accrual one- to four-family real estate loans totaled $2.7 million at March 31, 2013 and consisted of 24 loans secured by properties located in our market area.  Those loans included six loans that totaled $1.1 million that are troubled debt restructurings, which resulted in charge-offs of $41,000 during the three months ended March 31, 2013, including two loans totaling $512,000 that were in the process of foreclosure. Non-accrual one- to four-family real estate loans at March 31, 2013 included five other loans totaling $736,000 that were in the process of foreclosure.  Non-accrual one- to four-family real estate loans at March 31, 2013 included 13 other loans totaling $813,000 that were in the process of collection, and resulted in charge-offs of $27,000 during the three months ended March 31, 2013.  We maintained impairment allowances of $114,000 on the non-performing one- to four-family real estate loans at March 31, 2013.

Non-accrual home equity lines of credit and other second mortgage loans totaled $166,000 at March 31, 2013 and consisted of eight loans secured by properties located in our market area, including two loans totaling $38,000 that were in the process of foreclosure.  Non-accrual home equity lines of credit and other second mortgage loans included one loan that totaled $6,000 that was a troubled debt restructuring due to a maturity concession.  Non-accrual home equity lines of credit and other second mortgage loans included five other loans in the process of collection totaling $122,000. We maintained impairment allowances of $58,000 on the non-performing home equity lines of credit and other second mortgage loans at March 31, 2013.

Non-accrual commercial real estate loans totaled $2.1 million at March 31, 2013 and consisted of two loans, both secured by a non-owner occupied property located in our market area. Although contractually current at March 31, 2013, the loans were deemed troubled debt restructurings due to a maturity concession.  The anchor tenant of the property is a state agency.  The property was reappraised in 2012.  We maintained an impairment allowance of $250,000 on the non-performing commercial real estate loans at March 31, 2013.

Non-accrual construction and land development loans totaled $789,000 at March 31, 2013 and consisted of two troubled debt restructurings secured by properties located in our market area, both performing according to the terms of the restructuring as of March 31, 2013.  A residential subdivision real estate loan with a balance at March 31, 2013 of $376,000 was refinanced in a troubled debt restructuring in 2010 which provided for both interest rate and maturity concessions.  Only one lot has been sold since the loan was restructured.  The property was reappraised in 2012 and had charge-offs totaling $60,000 during the three months ended March 31, 2013.  A commercial land development loan secured by property in our market area with a balance at March 31, 2013 of $413,000 was refinanced in a troubled debt restructuring in 2011 which provided for both interest rate and maturity concessions.  We maintained an impairment allowance of $15,000 on that non-accrual commercial land development loan at March 31, 2013.

Other non-performing loans, which consisted of two commercial and industrial loans, totaled $5,000 at March 31, 2013.  We maintained impairment allowances of $5,000 on those loans at March 31, 2013.

Other real estate owned totaled $788,000 at March 31, 2013, net of $46,000 in write-downs during the three months ended March 31, 2013, and consisted of three residential real estate properties totaling $208,000 and two commercial real estate properties totaling $580,000.  All the properties are located in our market area.  The properties are carried at estimated fair value less costs to sell.  The two commercial real estate properties were reappraised in 2012.

In addition, we had $62,000 of repossessed automobiles at March 31, 2013.

The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at March 31, 2013 and December 31, 2012.  Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list (in thousands).

	March 31, 2013	December 31, 2012

Watch loans	$5,028	$5,590
Special Mention loans	1,095	1,104
Substandard loans	4,708	5,015

Total watch list loans	$11,831	$11,709

The $562,000 net decrease in watch list loans during the quarter ended March 31, 2013 is primarily due to a $658,000 net decrease in commercial and industrial loans included on the watch list during the three months ended March 31, 2013.

Noninterest Income.  Noninterest income decreased $35,000 or 12.5% to $246,000 for the three months ended March 31, 2013 from $281,000 for the three months ended March 31, 2012.  The decrease was primarily due to a decrease in net realized gains on loan sales of $24,000 for the three months ended March 31, 2013, compared to the same period in 2012.  Net realized gains of $55,000 and $61,000 were recognized on loans sold of $4.9 million and $4.8 million for the three months ended March 31, 2013 and 2012, respectively.  Net realized gains on loans sales also included the net increase in fair value of mortgage servicing rights of $37,000 and $55,000 for the three months ended March 31, 2013 and 2012, respectively.  Brokerage commission income decreased $8,000 to $1,000 for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to the Company exiting that line of business in 2013.

Noninterest Expense.  Noninterest expense decreased $150,000 or 11.2% to $1.2 million for the three months ended March 31, 2013 from $1.3 million for the three months ended March 31, 2012.  Decreases in compensation and benefits, data processing, professional fees, office supplies, federal deposit insurance, indirect automobile loan servicing fees, foreclosed assets, net, and other expenses in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 of $36,000, $21,000, $22,000, $3,000, $4,000, $2,000, $60,000 and $22,000, respectively, were partially offset by increases in occupancy and marketing of $4,000 and $16,000, respectively.  The decrease in compensation and benefits was primarily due to lower benefit plan costs.  The decrease in data processing was due primarily to lower costs associated with the long-term contract renewal with our data center in 2012. The decrease in professional fees and other expenses is primarily due to lower fees incurred to support the Board of Director’s nominees for director in a contested election.  The decrease in foreclosed assets, net, was due primarily to lower losses and write-downs on foreclosed assets held for sale of $50,000 for the three months ended March 31, 2013, compared to $120,000 for the same period in 2012.  The increase in marketing expense was primarily due to the promotion of a new checking product in the three months ended March 31, 2013.

Provision (Benefit) for Income Taxes.  The provision for income taxes was $14,000 for the three months ended March 31, 2013 compared to a benefit of $(17,000) for the same period in 2012, an increase in provision of $31,000.  The effective tax provision as a percent of pre-tax income was 8.1% for the three months ended March 31, 2013, compared to the effective tax benefit as a percent of pre-tax income of (12.7)% for the same period in 2012.  The provision for income taxes in 2013 reflects the impact of a $40,000 non-recurring decrease in valuation allowances recorded for deferred tax assets related to capital losses on equity securities compared to $47,000 in 2012, and by a higher level of pre-tax income in 2013 as compared to 2012.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $794,000 and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.  Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and interest-bearing deposits, pay downs on mortgage-backed securities, and redemptions of excess Federal Home Loan Bank stock.  Net cash provided by (used in) investing activities was $1.3 million and $(2.4) million for the three months ended March 31, 2013 and 2012, respectively.  Net cash provided by financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings.  The net cash provided by financing activities was $752,000 and $601,000 for the three months ended March 31, 2013 and 2012, respectively.

The Bank is required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank’s actual ratios at March 31, 2013 and the required minimums to be considered adequately capitalized are shown in the table below.  In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%.  Accordingly, Harvard Savings Bank was categorized as well capitalized at March 31, 2013.  Management is not aware of any conditions or events since the most recent notification that would change our category.

	March 31, 2013	December 31, 2012	Minimum
	Actual	Actual	Required

Tier 1 capital to average assets	9.7%	10.2%	4.0%
Tier 1 capital to risk-weighted assets	12.8%	13.3%	4.0%
Total capital to risk-weighted assets	14.1%	14.5%	8.0%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at March 31, 2013 and December 31, 2012 (in thousands).

	March 31, 2013	December 31, 2012

Commitments to fund loans	$18,531	$18,584
Standby letters of credit	6	6

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2013 totaled $29.1 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest-earning assets:
Interest-earning deposits	$9,856	$20	0.81%	$8,711	$23	1.06%
Securities purchased under agreements to resell	21,863	44	0.81%	19,506	42	0.86%
Securities, tax-exempt	3,463	9	1.04%	—	—	0.00%
Securities, taxable	5,567	34	2.51%	5,631	45	3.20%
Loans	118,110	1,545	5.23%	120,121	1,723	5.74%
Federal Home Loan Bank stock	1,113	1	0.36%	5,058	2	0.16%
Total interest earning assets	159,972	1,653	4.13%	159,027	1,835	4.61%
Non-interest earning assets	11,115			11,253

Total assets	$171,087			$170,280

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$17,119	5	0.12%	$16,715	5	0.12%
NOW and money market accounts	35,348	20	0.23%	33,678	15	0.18%
Certificates of deposit	75,987	296	1.56%	78,181	342	1.75%
Brokered certificates of deposit	—	—	0.00%	1,499	19	5.04%
Federal Home Loan Bank advances	13,120	72	2.20%	13,036	89	2.73%
Total interest-bearing Liabilities	141,574	393	1.11%	143,109	470	1.31%
Non-interest-bearing deposits	5,919			5,056
Other non-interest-bearing liabilities	3,784			3,302
Total liabilities	151,277			151,467
Equity	19,810			18,813

Total liabilities and equity	$171,087			$170,280

Net interest income		$1,260			$1,365

Interest rate spread			3.02%			3.30%

Net interest margin			3.15%			3.43%

Average interest earning assets to average interest-bearing liabilities			113.00%			111.12%

The following table sets forth the changes in interest income and interest expense resulting from the changes in interest rate and changes in volume of the Company’s interest-earning assets and interest-earning liabilities (in thousands).

	Three Months Ended March 31, 2013 Compared to 2012 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(6)	$3	$(3)
Securities purchased under agreements to resell	(3)	5	2
Securities, tax-exempt	—	9	9
Securities, taxable	(9)	(1)	(10)
Loans	(151)	(28)	(179)
Federal Home Loan Bank stock	1	(2)	(1)

Total	(168)	(14)	(182)

Interest Expense:

Savings accounts	—	—	—
NOW and money market accounts	4	1	5
Certificates of deposit	(37)	(9)	(46)
Brokered certificates of deposit	—	(19)	(19)
Federal Home Loan Bank advances	(18)	1	(17)

Total	(51)	(26)	(77)

Increase (decrease) in net interest income	$(117)	$12	$(105)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting.  During the quarter ended March 31, 2013, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.(1)

(1)
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

HARVARD ILLINOIS BANCORP, INC.
Registrant

Date: May 15, 2013	/s/ Duffield J. Seyller III
Duffield Seyller III
President and Chief Executive Officer

/s/ Donn L. Claussen
Donn L. Claussen
Executive Vice President and Chief Financial Officer