Form 10-Q
period 2013-06-30
Harvard Illinois Bancorp, Inc.
filed 2013-08-14
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, 829,850 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD ILLINOIS BANCORP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$1,237	$1,102
Interest-bearing demand deposits in banks	2,512	2,743
Securities purchased under agreements to resell	20,909	19,014

Cash and cash equivalents	24,658	22,859

Interest-bearing deposits with other financial institutions	8,126	9,126
Available-for-sale securities	6,119	7,879
Held-to-maturity securities, at amortized cost (estimated fair value of $966 and $1,314 at June 30, 2013 and December 31, 2012, respectively)	940	1,263
Loans, net of allowance for loan losses $2,563 and $2,550 at June 30, 2013 and December 31, 2012, respectively	115,950	114,976
Premises and equipment, net	3,319	3,395
Federal Home Loan Bank stock, at cost	870	1,404
Foreclosed assets held for sale	954	886
Accrued interest receivable	738	612
Deferred income taxes	1,994	1,859
Bank-owned life insurance	4,415	4,357
Loan servicing rights	529	412
Other	263	339

Total assets	$168,875	$169,367
Liabilities and Equity
Liabilities
Deposits
Demand	$5,711	$6,278
Savings, NOW and money market	52,448	51,571
Certificates of deposit	73,327	76,136

Total deposits	131,486	133,985

Federal Home Loan Bank advances	12,890	12,357
Advances from borrowers for taxes and insurance	391	382
Deferred compensation	2,382	2,338
Accrued interest payable	27	29
Other	1,684	659

Total liabilities	148,860	149,750

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 829,850 and 816,076 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	8	8
Additional paid-in capital	7,153	6,976
Unearned ESOP shares, at cost	(481)	(502)
Amount reclassified on ESOP shares	(201)	(163)
Retained earnings	13,562	13,291
Accumulated other comprehensive income (loss), net of tax	(26)	7

Total stockholders’ equity	20,015	19,617

Total liabilities and stockholders’ equity	$168,875	$169,367

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2013	2012	2013	2012

Interest and Dividend Income
Interest and fees on loans	$1,491	$1,721	$3,036	$3,444
Securities
Taxable	22	46	56	91
Tax-exempt	9	2	18	2
Securities purchased under agreements to resell	45	26	89	68
Other	20	25	41	50

Total interest and dividend income	1,587	1,820	3,240	3,655

Interest Expense
Deposits	317	352	638	733
Federal Home Loan Bank advances	67	89	139	178

Total interest expense	384	441	777	911

Net Interest Income	1,203	1,379	2,463	2,744

Provision for Loan Losses	49	135	193	308

Net Interest Income After Provision for Loan Losses	1,154	1,244	2,270	2,436

Noninterest Income
Customer service fees	73	62	147	131
Brokerage commission income	—	11	1	20
Net realized gains (losses) on loan sales	130	(25)	222	91
Losses on other than temporary impairment of equity securities	—	—	—	(1)
Loan servicing fees	56	51	105	104
Bank-owned life insurance income, net	29	30	57	62
Other	2	3	4	6

Total noninterest income	290	132	536	413

Noninterest Expense
Compensation and benefits	626	627	1,266	1,303
Occupancy	124	121	251	244
Data processing	77	82	157	183
Professional fees	130	151	244	287
Marketing	22	14	52	28
Office supplies	8	14	18	27
Federal deposit insurance	43	37	76	74
Indirect automobile loan servicing fee	30	29	53	54
Foreclosed assets, net	25	52	84	171
Other	101	142	174	237

Total noninterest expense	1,186	1,269	2,375	2,608

Income Before Income Taxes	258	107	431	241

Provision for Income Taxes	64	22	78	5

Net Income	$194	$85	$353	$236

Earnings Per Share
Basic (Note 4)	$.25	$.12	$.45	$.32
Diluted	.25	.11	.45	.32

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2013	2012	2013	2012

Net Income	$194	$85	$353	$236

Other Comprehensive Income
Unrealized depreciation on available-for-sale securities, net of taxes of $(14) and $(4) for the three months ended June 30, 2013 and 2012, respectively and $17 and $0 for the six months ended June 30, 2013 and 2012, respectively	(27)	(7)	(33)	—
Less: reclassification adjustment for loss on other-than-temporary impairment of equity securities included in net income, net of taxes of $0 for the three and six months ended June 30, 2013 and 2012, respectively	—	—	—	(1)

Comprehensive Income	$167	$78	$320	$235

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Amount Reclassified On ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the Six Months Ended June 30, 2013 (unaudited)
Balance, January 1, 2013	$8	$6,976	$(502)	$(163)	$13,291	$7	$19,617

Net income	—	—	—	—	353	—	353

Other comprehensive loss	—	—	—	—	—	(33)	(33)

ESOP shares earned, 2,092 shares	—	8	21	—	—	—	29

Stock-based compensation expense	—	57	—	—	—	—	57

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(38)	—	—	(38)

Exercise of stock options, 13,774 shares	—	112	—	—	—	—	112

Dividends on common stock, $.10 per share	—	—	—	—	(82)	—	(82)

Balance, June 30, 2013	$8	$7,153	$(481)	$(201)	$13,562	$(26)	$20,015

For the Six Months Ended June 30, 2012 (unaudited)

Balance, January 1, 2012	$8	$6,852	$(544)	$(80)	$12,403	$23	$18,662

Net income	—	—	—	—	236	—	236

Other comprehensive loss	—	—	—	—	—	(1)	(1)

ESOP shares earned, 2,092 shares	—	2	21	—	—	—	23

Stock-based compensation expense	—	66	—	—	—	—	66

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(26)	—	—	(26)

Balance, June 30, 2012	$8	$6,920	$(523)	$(106)	$12,639	$22	$18,960

See accompanying notes to consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	(Unaudited) Six Months Ended June 30,
	2013	2012

Operating Activities
Net income	$353	$236
Items not requiring (providing) cash
Depreciation	101	102
Provision for loan losses	193	308
Amortization (accretion) of premiums and discounts on securities	13	(16)
Deferred income taxes	(118)	(142)
Net realized gains on loan sales	(222)	(91)
Loss on other than temporary impairment of equity securities	—	1
Losses and write down on foreclosed assets held for sale	79	171
Bank-owned life insurance income, net	(58)	(64)
Originations of loans held for sale	(11,783)	(6,999)
Proceeds from sales of loans held for sale	11,888	7,082
ESOP compensation expense	29	23
Stock-based compensation expense	57	66
Changes in
Accrued interest receivable	(126)	105
Other assets	76	159
Accrued interest payable	(2)	1
Deferred compensation	44	40
Other liabilities	987	354
Net cash provided by operating activities	1,511	1,336

Investing Activities
Net (increase) decrease in interest-bearing deposits	1,000	(2,392)
Purchases of available-for-sale securities	(1,080)	(6,367)
Proceeds from maturities and pay-downs of available-for-sale securities	2,764	2,007
Proceeds from maturities and pay-downs of held-to-maturity securities	336	308
Net change in loans	(1,443)	(7,456)
Purchase of premises and equipment	(25)	(34)
Purchases of Federal Home Loan Bank stock	(426)	—
Proceeds from redemption of Federal Home Loan Bank stock	960	3,889
Proceeds from sale of foreclosed assets	129	160
Net cash provided by (used in) investing activities	2,215	(9,885)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	310	993
Net decrease in certificates of deposit, including brokered certificates	(2,809)	(4,274)
Net increase in advances from borrowers for taxes and insurance	9	37
Proceeds from Federal Home Loan Bank advances	9,500	7,000
Repayments of Federal Home Loan Bank advances	(8,967)	(3,145)
Dividends paid	(82)	—
Stock options exercised	112	—
Net cash provided by (used in) financing activities	(1,927)	611

Net Increase (Decrease) in Cash and Cash Equivalents	1,799	(7,938)

Cash and Cash Equivalents, Beginning of Period	22,859	22,227

Cash and Cash Equivalents, End of Period	$24,658	$14,289

Supplemental Cash Flows Information
Interest paid	$779	$910
Income taxes paid	176	86
Foreclosed assets acquired in settlement of loans	267	125

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2013 and December 31, 2012, and the results of its operations for the three and six month periods ended June 30, 2013 and 2012. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 included as part of Harvard Illinois Bancorp, Inc.’s Form 10-K (File No. 000-53935) (2012 Form 10-K) filed with the Securities and Exchange Commission on March 22, 2013.

The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2012 Form 10–K.

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

Participants receive the shares at the end of employment. Because the Company’s stock is not traded on an established market, as of June 30, 2013, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

The Company is accounting for its ESOP in accordance with ASC Topic 718, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per shares computations. Dividends, if any, on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the six months ended June 30, 2013 and 2012 was $29 and $23, respectively.

A summary of ESOP shares is as follows:

	June 30, 2013	December 31, 2012

Allocated shares	12,556	8,370
Shares released for allocation	2,092	4,185
Unearned shares	48,127	50,220

Total ESOP shares	62,775	62,775

Fair value of unearned ESOP shares	$637	$452

The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At June 30, 2013, the fair value of the 14,648 allocated shares held by the ESOP is $201. The fair value of all shares subject to the repurchase obligation is $201.

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

A summary of the option activity under the Equity Incentive Plan as of June 30, 2013, and changes for the six months then ended, is presented below:

	June 30, 2013
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2013	78,469	$8.27
Granted	—	—
Exercised	(13,774)	8.10
Forfeited or expired	—	—

Outstanding, June 30, 2013	64,695	$8.31	8.09	$352

Exercisable, June 30, 2013	15,730	$8.10	7.98	$89

Stock-based compensation expense for stock options for the six month periods ended June 30, 2013 and 2012 was $33 and $30, respectively.

As of June 30, 2013, total unrecognized compensation costs related to nonvested stock options amounted to $205. That cost is expected to be recognized over a weighted-average period of 3.09 years.

A summary of the status of the Company’s nonvested stock options as of June 30, 2013, and changes during the six month period then ended, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested, January 1, 2013	63,717	$4.20
Granted	—	—
Vested	14,752	4.11
Forfeited	—	—

Nonvested, June 30, 2013	48,965	$4.23

The following table summarizes the nonvested restricted stock activity for the six months ended June 30, 2013:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2012	23,854	$8.10
Granted	—	—
Vested	5,964	8.10
Forfeited	—	—

Nonvested at June 30, 2013	17,890	$8.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense for restricted stock for the six month periods ended June 30, 2013 and 2012 was $24 and $36, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $145 at June 30, 2013 and is expected to be recognized over a weighted average period of 3.0 years.

Total compensation expense under the Equity Incentive Plan for the six month periods ended June 30, 2013 and 2012 was $57 and $66, respectively.

Note 4:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month and six-month periods ended June 30, 2013 and 2012. The factors used in the earnings per common share computation follow:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net income	$194	$85	$353	$236
Net income allocated to participating securities	(4)	—	(8)	—
Net income allocated to common stock	$190	$85	$345	$236
Basic weighted average shares outstanding	811,035	790,966	806,443	790,966
Less: Average unallocated ESOP shares	(48,476)	(52,661)	(48,999)	(53,184)
Basic average shares outstanding	762,559	738,305	757,444	737,782
Diluted effect of stock options	6,145	—	5,167	—
Diluted effect of restricted stock awards	2,569	4,533	2,654	3,689

Diluted average shares outstanding	771,273	742,838	765,265	741,471

Basic earnings per share	$.25	$.12	$.45	$.32
Diluted earnings per share	$.25	$.11	$.45	$.32

Options to purchase 73,761 shares at a weighted-average exercise price of $8.10 were outstanding at June 30, 2012, but were not included in the computation of diluted earnings per share as the options were considered antidilutive for the periods ended June 30, 2012.

Note 5:         Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $20,909 and $19,014 at June 30, 2013 and December 31, 2012, respectively, and represent short-term cash investment alternatives. These agreements are over-collateralized by 103% with collateral consisting of securities guaranteed by the “full faith and credit” of the United States government, typically SBA securities. During the period, the securities were delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. At June 30, 2013 and December 31, 2012, these agreements mature by notice by the Company or 30 days by the custodian.

At June 30, 2013 and December 31, 2012, agreements to resell securities purchased were outstanding with the following entities:

	June 30, 2013	December 31, 2012

BCM High Income Fund, LP	$9,450	$8,053
Coastal Securities	5,898	10,508
First Farmers Financial	5,561	—
HEC Opportunity Fund	—	453

Total	$20,909	$19,014

Note 6:        Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2013:
U.S. government agencies	$989	$—	$(14)	$975
State and political subdivisions	4,019	1	(69)	3,951
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	699	17	—	716
Equity securities	452	25	—	477

	$6,159	$43	$(83)	$6,119

December 31, 2012:
U.S. Government and federal agency	$3,194	$5	$(14)	$3,185
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	758	21	—	779
State and political subdivisions	3,467	5	(23)	3,449
Equity securities	450	16	—	466

	$7,869	$47	$(37)	$7,879

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
June 30, 2013:
U.S. government agencies	$500	$12	$—	$512
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	15	—	—	15
Private-label residential	425	14	—	439

	$940	$26	$—	$966

December 31, 2012:
U.S. Government agencies	$500	$21	$—	$521
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	17	1	—	18
Private-label residential	746	29	—	775

	$1,263	$51	$—	$1,314

The Company held no securities of a single issuer at June 30, 2013 or December 31, 2012 with a book value that exceeded 10% of total equity, with the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC common stock, and shares in other financial institutions. Other than temporary impairments recorded for the six month periods ended June 30, 2013 and 2012 totaled $0 and $1, respectively.

As of June 30, 2013 and December 31, 2012, the Company held investments in Shay Asset Management mutual funds with a fair value of $444 and $447. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, the Company held investments in FHLMC common stock with a fair value of $10 and $2, respectively. The investments in FHLMC common stock is valued using available market prices. Management performed an analysis and deemed the remaining investment in FHLMC common stock was not other than temporarily impaired as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, the Company held investments in other equity securities with a fair value of $23 and $17, respectively. The Company recorded other-than-temporary impairments on other equity securities of $0 and $1 for the six month periods ended June 30, 2013 and 2012, respectively. Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of June 30, 2013 and December 31, 2012.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $1,136 and $934 as of June 30, 2013 and December 31, 2012, respectively.

There were no sales of available-for-sale securities for the six months ended June 30, 2013 and 2012.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$533	$533	$500	$512
One to five years	3,043	3,010	—	—
Five to ten years	1,432	1,383	—	—
After ten years	—	—	—	—
	5,008	4,926	500	512
Mortgage-backed securities	699	716	440	454
Equity securities	452	477	—	—

Totals	$6,159	$6,119	$940	$966

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at June 30, 2013 and December 31, 2012 was $4,411 and $2,846, respectively, which is approximately 62% and 31% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are not other-than-temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. government and federal agency	$500	$(1)	$475	$(13)	$975	$(14)
State and political subdivisions	2,931	(64)	505	(5)	3,436	(69)

Total temporarily impaired securities	$3,431	$(65)	$980	$(18)	$4,411	$(83)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. government and federal agency	$472	$(14)	$—	$—	$472	$(14)
State and political subdivisions	2,374	(23)	—	—	2,374	(23)

Total temporarily impaired securities	$2,846	$(37)	$—	$—	$2,846	$(37)

Note 7:        Loans

Classes of loans include:

	June 30, 2013	December 31, 2012
Mortgage loans on real estate
One-to-four family	$40,194	$41,842
Home equity lines of credit and other 2nd mortgages	8,539	9,431
Multi-family residential	120	51
Commercial	19,107	19,989
Farmland	12,661	11,765
Construction and land development	855	1,837
Total mortgage loans on real estate	81,476	84,915
Commercial and industrial	5,814	5,407
Agricultural	23,130	20,096
Purchased indirect automobile, net of dealer reserve	7,976	6,987
Other consumer	110	117
	118,506	117,522

Less
Net deferred loan fees and costs	(7)	(4)
Allowance for loan losses	2,563	2,550

Net loans	$115,950	$114,976

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s principal lending activity is the origination of one-to four-family residential mortgage loans but also includes commercial real estate loans, farmland loans, commercial and industrial, home equity, construction, agricultural and other loans. The primary lending market is McHenry, Grundy and to a lesser extent Boone Counties in Illinois and Walworth County in Wisconsin. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

Multi-Family Real Estate Loans

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

Farmland Loans

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2013 and 2012, and the year ended December 31, 2012:

	Three Months Ended June 30, 2013
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$739	$332	$3	$654	$181	$62
Provision charged to expense	(53)	(20)	3	73	9	1
Losses charged off	(23)	(6)	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$663	$306	$6	$727	$190	$63
Ending balance: individually evaluated for impairment	$70	$44	$—	$320	$—	$16
Ending balance: collectively evaluated for impairment	$593	$262	$6	$407	$190	$47

Loans:
Ending balance	$40,194	$8,539	$120	$19,107	$12,661	$855
Ending balance: individually evaluated for impairment	$1,998	$119	$—	$2,630	$—	$388
Ending balance: collectively evaluated for impairment	$38,196	$8,420	$120	$16,477	$12,661	$467

	Three Months Ended June 30, 2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$128	$337	$113	$1	$—	$2,550
Provision charged to expense	6	10	22	(2)	—	49
Losses charged off	—	—	(9)	—	—	(38)
Recoveries	—	—	—	2	—	2
Balance, end of period	$134	$347	$126	$1	$—	$2,563
Ending balance: individually evaluated for impairment	$4	$—	$5	$—	$—	$459
Ending balance: collectively evaluated for impairment	$130	$347	$121	$1	$—	$2,104

Loans:
Ending balance	$5,814	$23,130	$7,976	$110	$—	$118,506
Ending balance: individually evaluated for impairment	$4	$—	$17	$—	$—	$5,156
Ending balance: collectively evaluated for impairment	$5,810	$23,130	$7,959	$110	$—	$113,350

	Three Months Ended June 30, 2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$602	$193	$311	$603	$141	$304
Provision charged to expense	104	(13)	(23)	6	—	31
Losses charged off	(63)	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$643	$180	$288	$609	$141	$335
Ending balance: individually evaluated for impairment	$128	$56	$233	$36	$—	$255
Ending balance: collectively evaluated for impairment	$515	$124	$55	$573	$141	$80

Loans:
Ending balance	$44,217	$9,829	$1,999	$25,292	$9,429	$2,581
Ending balance: individually evaluated for impairment	$2,457	$167	$905	$1,390	$—	$971
Ending balance: collectively evaluated for impairment	$41,760	$9,662	$1,094	$23,902	$9,429	$1,610

	Three Months Ended June 30, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$127	$270	$123	$1	$—	$2,675
Provision charged to expense	(3)	15	17	1	—	135
Losses charged off	—	—	(27)	—	—	(90)
Recoveries	—	—	5	—	—	5
Balance, end of period	$124	$285	$118	$2	$—	$2,725
Ending balance: individually evaluated for impairment	$—	$—	$5	$—	$—	$713
Ending balance: collectively evaluated for impairment	$124	$285	$113	$2	$—	$2,012

Loans:
Ending balance	$5,383	$19,032	$7,522	$162	$—	$125,446
Ending balance: individually evaluated for impairment	$50	$—	$16	$—	$—	$5,956
Ending balance: collectively evaluated for impairment	$5,333	$19,032	$7,506	$162	$—	$119,490

	Six Months Ended June 30, 2013
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$668	$333	$3	$530	$176	$275
Provision charged to expense	97	(21)	3	197	14	(152)
Losses charged off	(102)	(6)	—	—	—	(60)
Recoveries	—	—	—	—	—	—
Balance, end of period	$663	$306	$6	$727	$190	$63
Ending balance: individually evaluated for impairment	$70	$44	$—	$320	$—	$16
Ending balance: collectively evaluated for impairment	$593	$262	$6	$407	$190	$47

Loans:
Ending balance	$40,194	$8,539	$120	$19,107	$12,661	$855
Ending balance: individually evaluated for impairment	$1,998	$119	$—	$2,630	$—	$388
Ending balance: collectively evaluated for impairment	$38,196	$8,420	$120	$16,477	$12,661	$467

	Six Months Ended June 30, 2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$151	$301	$112	$1	$—	$2,550
Provision charged to expense	(17)	46	29	(3)	—	193
Losses charged off	—	—	(17)	—	—	(185)
Recoveries	—	—	2	3	—	5
Balance, end of period	$134	$347	$126	$1	$—	$2,563
Ending balance: individually evaluated for impairment	$4	$—	$5	$—	$—	$459
Ending balance: collectively evaluated for impairment	$130	$347	$121	$1	$—	$2,104

Loans:
Ending balance	$5,814	$23,130	$7,976	$110	$—	$118,506
Ending balance: individually evaluated for impairment	$4	$—	$17	$—	$—	$5,156
Ending balance: collectively evaluated for impairment	$5,810	$23,130	$7,959	$110	$—	$113,350

	Six Months Ended June 30, 2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$549	$248	$287	$533	$143	$374
Provision charged to expense	167	(66)	1	76	(2)	16
Losses charged off	(73)	(2)	—	—	—	(55)
Recoveries	—	—	—	—	—	—
Balance, end of period	$643	$180	$288	$609	$141	$335
Ending balance: individually evaluated for impairment	$128	$56	$233	$36	$—	$255
Ending balance: collectively evaluated for impairment	$515	$124	$55	$573	$141	$80

Loans:
Ending balance	$44,217	$9,829	$1,999	$25,292	$9,429	$2,581
Ending balance: individually evaluated for impairment	$2,457	$167	$905	$1,390	$—	$971
Ending balance: collectively evaluated for impairment	$41,760	$9,662	$1,094	$23,902	$9,429	$1,610

	Six Months Ended June 30, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$125	$215	$95	$6	$—	$2,575
Provision charged to expense	(1)	70	51	(4)	—	308
Losses charged off	—	—	(34)	—	—	(164)
Recoveries	—	—	6	—	—	6
Balance, end of period	$124	$285	$118	$2	$—	$2,725
Ending balance: individually evaluated for impairment	$—	$—	$5	$—	$—	$713
Ending balance: collectively evaluated for impairment	$124	$285	$113	$2	$—	$2,012

Loans:
Ending balance	$5,383	$19,032	$7,522	$162	$—	$125,446
Ending balance: individually evaluated for impairment	$50	$—	$16	$—	$—	$5,956
Ending balance: collectively evaluated for impairment	$5,333	$19,032	$7,506	$162	$—	$119,490

	Year Ended December 31, 2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of year	$549	$248	$287	$533	$143	$374
Provision charged to expense	484	109	(284)	(3)	33	73
Losses charged off	(365)	(24)	—	—	—	(172)
Recoveries	—	—	—	—	—	—
Balance, end of year	$668	$333	$3	$530	$176	$275
Ending balance: individually evaluated for impairment	$112	$48	$—	$81	$—	$176
Ending balance: collectively evaluated for impairment	$556	$285	$3	$449	$176	$99

Loans:
Ending balance	$41,842	$9,431	$51	$19,989	$11,765	$1,837
Ending balance: individually evaluated for impairment	$2,484	$166	$—	$1,482	$—	$851
Ending balance: collectively evaluated for impairment	$39,358	$9,265	$51	$18,507	$11,765	$986

	Year Ended December 31, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$125	$215	$95	$6	$—	$2,575
Provision charged to expense	42	86	66	(7)	—	599
Losses charged off	(16)	—	(59)	—	—	(636)
Recoveries	—	—	10	2	—	12
Balance, end of year	$151	$301	$112	$1	$—	$2,550
Ending balance: individually evaluated for impairment	$7	$—	$7	$—	$—	$431
Ending balance: collectively evaluated for impairment	$144	$301	$105	$1	$—	$2,119

Loans:
Ending balance	$5,407	$20,096	$6,987	$117	$—	$117,522
Ending balance: individually evaluated for impairment	$7	$—	$25	$—	$—	$5,015
Ending balance: collectively evaluated for impairment	$5,400	$20,096	$6,962	$117	$—	$112,507

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$34,759	$8,234	$120	$14,031	$12,634	$467
Watch	2,137	89	—	2,362	27	—
Special Mention	1,300	97	—	84	—	—
Substandard	1,998	119	—	2,630	—	388

Total	$40,194	$8,539	$120	$19,107	$12,661	$855

	June 30, 2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$4,720	$23,121	$7,959	$110	$106,155
Watch	988	9	—	—	5,612
Special Mention	102	—	—	—	1,583
Substandard	4	—	17	—	5,156

Total	$5,814	$23,130	$7,976	$110	$118,506

	December 31, 2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$37,027	$9,012	$51	$16,036	$11,765	$986
Watch	1,460	218	—	2,386	—	—
Special Mention	871	35	—	85	—	—
Substandard	2,484	166	—	1,482	—	851

Total	$41,842	$9,431	$51	$19,989	$11,765	$1,837

	December 31, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$3,761	$20,096	$6,962	$117	$105,813
Watch	1,526	—	—	—	5,590
Special Mention	113	—	—	—	1,104
Substandard	7	—	25	—	5,015

Total	$5,407	$20,096	$6,987	$117	$117,522

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

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,545	$542	$1,428	$3,515	$36,679	$40,194	$162
Home equity lines of credit and other 2nd mortgages	76	—	35	111	8,428	8,539	—
Multi-family	—	—	—	—	120	120	—
Commercial	—	—	—	—	19,107	19,107	—
Farmland	—	—	—	—	12,661	12,661	—
Construction and land development	—	—	388	388	467	855	—

Total real estate loans	1,621	542	1,851	4,014	77,462	81,476	162

Commercial and industrial	—	—	—	—	5,814	5,814	—
Agriculture	—	—	—	—	23,130	23,130	—
Consumer loans:
Purchased indirect automobile	15	—	2	17	7,959	7,976	—
Other	—	—	—	—	110	110	—

Total consumer loans	15	—	2	17	8,069	8,086	—

Total	$1,636	$542	$1,853	$4,031	$114,475	$118,506	$162

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,464	$808	1,122	$3,394	$38,448	$41,842	$—
Home equity lines of credit and other 2nd mortgages	51	14	35	100	9,331	9,431	—
Multi-family	—	—	—	—	51	51	—
Commercial	—	—	—	—	19,989	19,989	—
Farmland	—	—	—	—	11,765	11,765	—
Construction and land development	—	—	—	—	1,837	1,837	—

Total real estate loans	1,515	822	1,157	3,494	81,421	84,915	—

Commercial and industrial	—	—	7	7	5,400	5,407	—
Agriculture	—	—	—	—	20,096	20,096	—
Consumer loans:
Purchased indirect automobile	25	—	—	25	6,962	6,987	—
Other	—	—	—	—	117	117	—

Total consumer loans	25	—	—	25	7,079	7,104	—

Total	$1,540	$822	$1,164	$3,526	$113,996	$117,522	$—

At June 30, 2013 and December 31, 2012, the Company held $23,130 and $20,096 in agricultural production loans and $12,661 and $11,765, respectively in farmland loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farmland could significantly affect the repayment ability for many agricultural and farmland loan customers.

At June 30, 2013 and December 31, 2012, the Company held $19,107 and $19,989 in commercial real estate loans and $855 and $1,837 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

Loans contractually delinquent 60-89 days or more decreased $280 from December 31, 2012 to $542 at June 30, 2013, and loans contractually delinquent 90 days or more increased $689 from December 31, 2012 to $1,853 at June 30, 2013, primarily as a result of similar movement in delinquent one-to-four family real estate loans and one commercial land development loan, a troubled debt restructuring that is now greater than 90 days past due.

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

The following tables present impaired loans at June 30, 2013, June 30, 2012 and December 31, 2012, respectively:

	Six Months Ended June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,375	$1,829	$—	$1,572	$7	$7
Home equity lines of credit and other 2nd mortgages	34	61	—	70	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,409	1,890	—	1,642	7	7

Commercial and industrial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total consumer loans	—	—	—	—	—	—

Total loans	$1,409	$1,890	$—	$1,642	$7	$7

Loans with a specific allowance
Real estate loans:
One-to-four family	$623	$655	$70	$669	$3	$3
Home equity lines of credit and other 2nd mortgages	85	87	44	73	1	1
Multi-family	—	—	—	—	—	—
Commercial	2,630	3,056	320	2,056	9	9
Farmland	—	—	—	—	—	—
Construction and land development	388	451	16	619	3	3

Total real estate loans	3,726	4,249	450	3,417	16	16

Commercial and industrial	4	21	4	5	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	17	17	5	21	—	—
Other	—	20	—	—	—	—

Total consumer loans	17	37	5	21	—	—

Total loans	3,747	4,307	459	3,443	16	16

Total	$5,156	$6,197	$459	$5,085	$23	$23

	Six Months Ended June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$943	$1,021	$—	$1,026	$12	$12
Home equity lines of credit and other 2nd mortgages	108	110	—	109	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	695	8	8
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,051	1,131	—	1,830	21	21

Commercial and industrial	50	50	—	25	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total consumer loans	—	—	—	—	—	—

Total loans	$1,101	$1,181	$—	$1,855	$21	$21

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,514	$1,538	$128	$2,090	$24	$24
Home equity lines of credit and other 2nd mortgages	59	59	56	108	1	1
Multi-family	905	965	233	911	10	10
Commercial	1,390	1,390	36	695	8	8
Farmland	—	—	—	—	—	—
Construction and land development	971	1,106	255	999	11	11

Total real estate loans	4,839	5,058	708	4,803	54	54

Commercial and industrial	—	—	—	25	1	1
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	16	16	5	12	—	—
Other	—	—	—	3	—	—

Total consumer loans	16	16	5	15	—	—

Total loans	4,855	5,074	713	4,843	55	55

Total	$5,956	$6,255	$713	$6,698	$76	$76

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,429	$3	$3	$967	$3	$3
Home equity lines of credit and other 2nd mortgages	53	—	—	108	—	—
Multi-family	—	—	—	—	—	—
Commercial	344	1	1	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	188	—	—	—	—	—

Total real estate loans	2,014	4	4	1,075	3	3

Commercial and industrial	—	—	—	45	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total consumer loans	—	—	—	—	—	—

Total loans	$2,014	$4	$4	$1,120	$3	$3

Loans with a specific allowance
Real estate loans:
One-to-four family	$896	$2	$2	$2,057	$6	$6
Home equity lines of credit and other 2nd mortgages	89	—	—	69	—	—
Multi-family	—	—	—	908	2	2
Commercial	2,010	—	—	1,390	4	4
Farmland	—	4	4	—	—	—
Construction and land development	401	1	1	972	3	3

Total real estate loans	3,396	7	7	5,396	15	15

Commercial and industrial	4	—	—	25	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	18	—	—	13	—	—
Other	—	—	—	—	—	—

Total consumer loans	18	—	—	13	—	—

Total loans	3,418	7	7	5,434	15	15

Total	$5,432	$11	$11	$6,554	$18	$18

	December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,770	$2,130	$—	$1,439	$24	$24
Home equity lines of credit and other 2nd mortgages	106	127	—	109	2	2
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	695	11	11
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,876	2,257	—	2,243	37	37

Commercial and industrial	—	17	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	23	—	—	—	—

Total consumer loans	—	23	—	—	—	—

Total	$1,876	$2,297	$—	$2,243	$37	$37

Loans with a specific allowance
Real estate loans:
One-to-four family	$714	$722	$112	$1,690	$28	$28
Home equity lines of credit and other 2nd mortgages	60	60	48	108	2	2
Multi-family	—	—	—	459	8	8
Commercial	1,482	1,482	81	741	12	12
Farmland	—	—	—	—	—	—
Construction and land development	851	1,103	176	939	15	15

Total real estate loans	3,107	3,367	417	3,937	65	65

Commercial and industrial	7	7	7	29	1	1
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	25	25	7	17	—	—
Other	—	—	—	2	—	—

Total consumer loans	25	25	7	19	—	—

Total loans	3,139	3,399	431	3,985	66	66

Total	$5,015	$5,696	$431	$6,228	$103	$103

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

The following table presents the recorded balance of troubled debt restructurings as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Real estate loans:
One-to-four family	$1,992	$1,814
Home equity lines of credit and other 2nd mortgages	—	6
Multi-family	—	—
Commercial	—	1,482
Farmland	—	—
Construction and land development	388	851

Total real estate loans	2,380	4,153

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$2,380	$4,153

The following table represents loans modified as troubled debt restructures during the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

Real estate loans:
One-to-four family	—	$—	—	$—
Home equity lines of credit and other 2nd mortgages	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Farmland	—	—	—	—
Construction and land development	—	—	—	—

Total real estate loans	—	—	—	—

Commercial and industrial	—	—	—	—
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—
Other	—	—	—	—

Total consumer loans	—	—	—	—

Total	—	$—	—	$—

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

Real estate loans:
One-to-four family	1	$245	1	$65
Home equity lines of credit and other 2nd mortgages	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	1	1,390
Farmland	—	—	—	—
Construction and land development	—	—	—	—

Total real estate loans	1	245	2	1,455

Commercial and industrial	—	—	—	—
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—
Other	—	—	—	—

Total consumer loans	—	—	—	—

Total	1	$245	2	$1,455

During the six month period ended June 30, 2013, the Company modified one residential real estate loan, with a recorded investment of $245 prior to modification, which was deemed a TDR. The modification involved both an interest rate and maturity concession, which resulted in an impairment loss of $16 based upon the present value of expected future cash flows.

During the six month period ended June 30, 2012, the Company modified one residential real estate loan, with a recorded investment of $65 prior to modification, which was deemed a TDR. The modification involved both an interest rate and maturity concession, which resulted in an impairment loss of $1 based upon the present value of the expected future cash flows. During the six months ended June 30, 2012, the Company modified one commercial real estate loan totaling $1,390 involving a maturity concession only, which resulted in no impairment loss and specific allowances of $36 based upon the fair value of the collateral.

As of June 30, 2013 and 2012 there were no loans in default that had been modified within the previous 12 months as TDR. As of June 30, 2013, there were two TDRs secured by one-to-four family real estate totaling $487 and one TDR secured by commercial land for development of $388, in default.

The following table presents the Company’s nonaccrual loans at June 30, 2013 and December 31, 2012. Nonaccrual loans include troubled debt restructurings of $1,267 and $3,219 at June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013	December 31, 2012

Mortgages on real estate:
One-to-four family	$1,896	$2,484
Home equity lines of credit and other 2nd mortgages	119	166
Multi-family residential	—	—
Commercial	2,630	1,482
Construction and land development	388	851
Commercial and industrial	4	7
Consumer Loans:
Purchased indirect automobile	2	—
Other consumer	—	—

Total	$5,039	$4,990

Note 8:        Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity at June 30, 2013 and December 31, 2012, are summarized as follows:

	June 30, 2013	December 31, 2012

Net unrealized gain (loss) on securities available-for-sale	$(40)	$10
Tax effect	14	(3)

Net-of-tax amount	$(26)	$7

Note 9: Income Taxes

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense for the six months ended June 30, 2013 and 2012 is shown below:

	Six Months Ended June 30,
	2013	2012

Computed at the statutory rate (34%)	$147	$82
Decrease resulting from
Tax exempt interest	(5)	(1)
Changes in deferred tax valuation allowance	(59)	(40)
Cash surrender value of life insurance	(19)	(21)
Other	14	(15)

Actual expense	$78	$5

Tax expense as a percentage of pre-tax income	18.10%	2.07%

The decreases in the valuation allowance of $59 and $40 in 2013 and 2012 are due to the reversals of a portion of the previous valuation allowance related to capital losses incurred in prior periods. Management believes the Company has capital gains to enable a portion of the capital losses to be utilized prior to expiration.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Available-for-sale securities:
US Government and federal agency	$975	$—	$975	$—
Mortgage-backed securities – GSE residential	716	—	716	—
State and political subdivisions	3,951	—	3,951	—
Equity securities	477	33	444	—

Loan servicing rights	529	—	—	529

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Available-for-sale securities:
US Government and federal agency	$3,185	$—	$3,185	$—
Mortgage-backed securities – GSE residential	779	—	779	—
State and political subdivisions	3,449	—	3,449	—
Equity securities	466	18	448	—

Loan servicing rights	412	—	—	412

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Loan Servicing Rights

Loan servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted value of estimated future cash flows utilizing contractual cash flows, servicing rate, constant prepayment rate, servicing cost, and discount rate factors. Accordingly, the fair value is estimated based on a valuation model that calculates the present value of estimated future net servicing income. Due to the nature of the valuation inputs, loan servicing rights are classified within Level 3 of the hierarchy.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Loan Servicing Rights

Balance, January 1, 2013	$412

Total realized and unrealized gains and losses included in net income	86
Servicing rights that result from asset transfers	97
Loans refinanced	(66)

Balance, June 30, 2013	$529

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013:

Impaired loans (collateral dependent)	$4,697	$—	$—	$4,697
Foreclosed assets	626	—	—	626

December 31, 2012:

Impaired loans (collateral dependent)	$2,570	$—	$—	$2,570
Foreclosed assets	616	—	—	616

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company. Appraisals are reviewed for accuracy and consistency by the Company. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Company by comparison to historical results. Fair value adjustments on impaired loans were $(126) and $(65) at June 30, 2013 and December 31, 2012.

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

Fair value adjustments on foreclosed assets were $(52) at June 30, 2013 compared to $(209) at December 31, 2012.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (dollars in thousands).

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Foreclosed assets	$626	Market comparable properties	Comparability adjustments (%)	Not available

Collateral-dependent impaired loans	4,697	Market comparable properties	Marketability discount	10%	-	30%	(25%)

Loan servicing rights	529	Discounted cash flow	Discount rate PSA standard prepayment model rate	9%	-	11%	(10%) 476

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$2,570	Market comparable properties	Marketability discount	10%	-	30%	(22%)

Foreclosed assets	616	Market comparable properties	Comparability adjustments (%)	10%	-	40%	(27%)

Mortgage servicing rights	412	Discounted cash flow	Discount rate PSA standard prepayment model rate	9%	-	11%	(10%) 421

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013:
Financial assets
Cash and cash equivalents	$24,658	$24,658	$—	$—
Interest-bearing deposits with other financial institutions	8,126	—	8,126	—
Held-to-maturity securities	940	—	966	—
Loans, net of allowance for loan losses	115,950	—	117,697	—
Federal Home Loan Bank stock	870	—	870	—
Accrued interest receivable	738	—	738	—

Financial liabilities
Deposits	131,486	—	129,341	—
Federal Home Loan Bank advances	12,890	—	12,994	—
Advances from borrowers for taxes and insurance	391	—	391	—
Accrued interest payable	27	—	27	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012:
Financial assets
Cash and cash equivalents	$22,859	$22,859	$—	$—
Interest-bearing deposits with other financial institutions	9,126	—	9,126	—
Held-to-maturity securities	1,263	—	1,314	—
Loans, net of allowance for loan losses	114,976	—	117,099	—
Federal Home Loan Bank stock	1,404	—	1,404	—
Accrued interest receivable	612	—	612	—

Financial liabilities
Deposits	133,985	—	136,816	—
Federal Home Loan Bank advances	12,357	—	12,682	—
Advances from borrowers for taxes and insurance	382	—	382	—
Accrued interest payable	29	—	29	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

●

our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

●

significant increases in our loan losses, including as a result of our inability to resolve delinquent loans and non-performing and classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

●

our ability to comply with the terms of the Memorandum of Understanding with our regulators, including business and capital plans submitted to our regulators, and our ability to successfully conduct our operations while subject to regulatory restrictions on our activities;

●	increased competition among depository and other financial institutions;

●	our ability to successfully diversify our loan portfolio without experiencing a significant decrease in asset quality;

●	our ability to attract and maintain deposits;

●	expenses and diversion of management’s time and attention resulting from our efforts to oppose stockholder nominations that we do not believe are in the best interests of stockholders;

●

changes interest rates generally, including changes in the relative differences between short-term and long-term interest rates, that may affect our interest margins, reduce the fair value of our financial instruments, or affect our access to funding sources;

●	declines in the yield on our assets resulting from the current low interest rate environment;

●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

●	risks related to high concentration of loans secured by real estate located in our market areas;

●

the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

●

changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit premiums and assessments, capital requirements, regulatory fees and compliance costs, and changes in the level of government support of housing finance;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our reliance on a small executive staff;

●	changes in consumer spending, borrowing and savings habits;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	risks and costs related to operating as a publicly traded company;

●	changes in our organization, compensation and benefit plans;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	changes in the financial condition or future prospects of issuers of securities that we own; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services

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

As further discussed in Note 12 to the financial statements included herein, the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”). Effective July 21, 2011, supervisory authority with respect to the MOU was transferred from the OTS to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Among other provisions, this informal enforcement action prohibits the Company from declaring or paying dividends or repurchasing any Company stock without the prior written consent of the Federal Reserve Board. The Company has taken the relevant actions to comply with the terms of the agreement and believes it will be able to maintain compliance. The requirements of the MOU will remain in effect until the Federal Reserve Board decides to terminate, suspend or modify it.

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

We intend to accomplish this strategy by:

●

Leveraging our established name and franchise, capital strength and loan production capability and knowledge of our market areas to deliver a consistent high quality level of professional banking service to our retail and business customers, attracting new customers and expanding our presence in the geographical area we serve;

●

Offering a complete platform of deposit products at competitive rates and terms, focusing on growing deposits, in particular lower-cost core deposits, and diversifying the deposit mix, in order to provide for replacing long-term FHLB advances as they mature and providing lower cost funding for lending activities;

●	Managing our loan portfolio to minimize concentrations and diversify the types of loans in the portfolio;

●	Managing the credit risk within our loan portfolio to minimize the risk of loss;

●	Managing interest rate risk to optimize our net interest margin; and

●	Improving our overall efficiency and profitability.

At June 30, 2013, the Bank was categorized as “well capitalized” under regulatory capital requirements.

During the three and six months ended June 30, 2013, in accordance with the MOU, the Bank paid the Company dividends totaling $0 and $373,000, respectively, to fund expenses of the Company.

On February 20, 2013, with the consent of the Federal Reserve Board, the Company paid a special cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of February 6, 2013.

The following discussion compares the financial condition of Harvard Illinois Bancorp, Inc. and its wholly owned subsidiary, Harvard Savings Bank, at June 30, 2013 to its financial condition at December 31, 2012, and the results of operations for the three months and six months ended June 30, 2013 to the same periods in 2012. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

FINANCIAL CONDITION

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets at June 30, 2013 decreased $492,000, or 0.3%, to $168.9 million from $169.4 million at December 31, 2012. Total liabilities decreased $890,000, or 0.6%, to $148.9 million at June 30, 2013 from $149.8 million at December 31, 2012. The modest changes in total assets and liabilities were consistent with our strategy to limit growth of our balance sheet in the current economic environment.

Cash and cash equivalents increased $1.8 million to $24.7 million at June 30, 2013 from $22.9 million at December 31, 2012. Cash and cash equivalents includes securities purchased under agreements to resell, which increased $1.9 million to $20.9 million at June 30, 2013 from $19.0 million at December 31, 2012. These agreements to resell securities represent short-term cash investment alternatives that are over-collateralized with collateral that is guaranteed by the “full faith and credit” of the United States government. Interest-bearing deposits with other financial institutions decreased $1.0 million to $8.1 million at June 30, 2013 from $9.1 million at December 31, 2012. These deposits are certificates of deposit we have placed with other financial institutions with terms from three months to five years and are fully covered by FDIC deposit insurance. Available-for-sale securities decreased $1.8 million to $6.1 million at June 30, 2013 from $7.9 million at December 31, 2012. This decrease was primarily due to maturities and pay-downs on those securities, offset partially by purchases of debt securities totaling $1.1 million. Held-to-maturity securities totaled $940,000 at June 30, 2013, a decrease of $323,000 from $1.3 million at December 31, 2012 as a result of maturities and pay-downs on those securities and no purchases. The investments in those deposits and securities were based on liquidity, yield and credit quality considerations.

Loans, net increased $974,000 to $116.0 million at June 30, 2013 from $115.0 million at December 31, 2012. During the six months ended June 30, 2013, loan originations, advances and purchases were $52.9 million, which were offset by $11.8 million in loans sold, $39.7 million of loan repayments and payoffs, net of $185,000 in charge offs and transfers to foreclosed assets of $267,000. The increase in loans during the first half of 2013 was due primarily to increases of $896,000, $407,000, $3.0 million and $989,000, respectively, in the farmland, commercial and industrial, agricultural, and purchased indirect automobile loan portfolios, offset partially by decreases of $1.6 million, $892,000, $882,000 and $982,000, respectively, in the one-to-four family, home equity lines of credit and other second mortgage, commercial, construction and land development real estate loan portfolios, respectively. The increases in farmland, commercial and industrial, agricultural loan and purchased indirect automobile loan portfolios reflect the implementation of our strategy to reduce asset duration and loan concentrations by expanding our lending activity in those portfolios. Substantially all of our farmland, agricultural, and commercial and industrial loans originated during 2013 were in our market area.

The decrease in our one- to four-family loans during 2013 was primarily due to repayments, early payoffs and $7.0 million in loans sold to Fannie Mae, which generated $105,000 in net gains on loan sales, partially offset by loan originations of $10.2 million. The decrease in the one- to four-family loan portfolio reflects our strategy to sell substantially all our conforming one-to four-family loans based on yield and duration considerations. The decreases in home equity line of credit and other second mortgage, commercial, and construction and land development real estate loan portfolios were primarily due to tighter underwriting guidelines and weak loan demand in those categories.

All other assets, consisting of premises and equipment, Federal Home Loan Bank stock, foreclosed assets held for sale, accrued interest receivable, deferred income taxes, bank-owned life insurance, loan servicing rights and other assets decreased $182,000 to $13.1 million at June 30, 2013 from $13.3 million at December 31, 2012. The largest component of other assets was our investment in bank-owned life insurance, which increased $58,000 to $4.4 million at June 30, 2013. The largest change was in Federal Home Loan Bank stock, which decreased $534,000 to $870,000 at June 30, 2013 from $1.4 million at December 31, 2012 resulting from the Company’s redemption of a substantial portion of its remaining excess stock at its carrying amount. At June 30, 2013, the Company’s deferred tax asset relating to unused capital loss carryovers and unrealized capital losses on other than temporary impairment of equity securities totaled $159,000. Management has established a valuation allowance for the deferred tax asset related to those capital losses of $159,000 at June 30, 2013, a non-recurring decrease of $59,000 from the December 31, 2012 balance of $218,000. The decrease in the valuation allowance in the six months ended June 30, 2013 was due to the reversal of a previous valuation allowance related to capital losses. The Company now believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

Total deposits decreased $2.5 million to $131.5 million at June 30, 2013 from $134.0 million at December 31, 2012. Decreases in demand and certificate accounts of $567,000 and $2.8 million, respectively, were partially offset by an increase in savings, NOW and money market accounts of $877,000. The net decrease in deposits was due to our strategy to control growth in this economic environment as well as the typical seasonal fluctuation in deposits. Federal Home Loan Bank advances increased $533,000 to $12.9 million at June 30, 2013 from $12.4 million at December 31, 2012, as short-term advances increased $500,000 due to liquidity considerations. Noninterest bearing liabilities increased $1.1 million to $4.5 million at June 30, 2013 from $3.4 million at December 31, 2012. The largest component of noninterest bearing liabilities is deferred compensation which increased $44,000 in 2013 to $2.4 million at June 30, 2013 from $2.3 million at December 31, 2012. The largest change was in other noninterest liabilities which increased $1.0 million to $1.7 million at June 30, 2013 from $659,000 at December 31, 2012, primarily due to an increase of $779,000 in unremitted collections on loans sold to Farmer Mac.

Total stockholders’ equity increased by $398,000 or 2.0% to $20.0 million at June 30, 2013 from $19.6 million at December 31, 2012. The increase in stockholders’ equity for the six months ended June 30, 2013 resulted primarily from net income of $353,000, the recognition of ESOP compensation expense of $29,000, the recognition of stock – based compensation expense related to the 2011 Incentive Equity Plan of $57,000 and proceeds from common stock issued of $112,000, offset partially by the decrease in other accumulated comprehensive income of $33,000, dividends paid of $82,000 and the increase in the contingent repurchase obligation for the ESOP of $38,000.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General. Net income for the three months ended June 30, 2013 was $194,000 compared to net income of $85,000 for the three months ended June 30, 2012, an increase in net income of $109,000 or 128.2%. The increase in net income was due to an increase in noninterest income of $158,000, and decreases in the provision for loan losses, interest expense and noninterest expense of $86,000, $57,000 and $83,000, respectively, partially offset by an increase in the provision for income taxes of $42,000 and a decrease in interest income of $233,000.

Interest and Dividend Income. Total interest and dividend income decreased $233,000 or 12.8% to $1.6 million for the three months ended June 30, 2013 from $1.8 million for the same period in 2012. Although average interest-earning assets increased $904,000 to $158.6 million for the three months ended June 30, 2013 from $157.7 million for the three months ended June 30, 2012, the average yield decreased 62 basis points to 4.00% from 4.62%. This decrease reflected a decline in the interest rate environment for most asset categories during the period. Interest income on securities and other interest-earning assets decreased $3,000 or 3.0% to $96,000 for the three months ended June 30, 2013 compared to $99,000 for the three months ended June 30, 2012, as the average yield on those assets decreased 21 basis points to 0.96% from 1.17%, due to the lower interest rate environment, offset partially by an increase in the average balances of those assets of $6.3 million to $40.2 million from $33.9 million. Interest and fees on loans decreased $230,000 or 13.4% to $1.5 million for the three months ended June 30, 2013 from $1.7 million for the same period in 2012, as the average balance of loans decreased $5.4 million, or 4.4%, to $118.5 million from $123.9 million primarily due to repayments and sales of loans outpacing originations and purchases of loans, and by a decrease in the average yield on loans of 53 basis points to 5.03% from 5.56%.

Interest Expense. Total interest expense decreased $57,000 or 12.9% to $384,000 for the three months ended June 30, 2013 from $441,000 for the same period in 2012. Interest expense on deposit accounts decreased $35,000 or 9.9% to $317,000 for the three months ended June 30, 2013 from $352,000 for the same period in 2012. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificates of deposit of $41,000. The average balance in certificates of deposits and brokered certificates of deposit decreased $2.4 million with the cost of these deposits decreasing 16 basis points to 1.56% from 1.72%. The decrease in interest expense on certificates of deposit and brokered certificates of deposit accounts was partially offset by an increase in interest expense on savings, NOW and money market accounts of $6,000, or 30.0%, to $26,000 for the three months ended June 30, 2013 from $20,000 for the same period in 2012. The average balances of savings, NOW and money market accounts increased $1.2 million, or 2.3%, to $53.0 million from $51.8 million and the cost of these deposits increased 5 basis points to 0.20% during the three months ended June 30, 2013 from 0.15% during the three months ended June 30, 2012. The reduction in the average cost of certificate accounts was the result of our competitive pricing and the declining market interest rates for deposits. The increase in the average cost of core deposits was primarily due to the execution of our business strategy to focus on growth of our lower-cost core deposits.

Interest expense on Federal Home Loan Bank advances decreased $22,000, or 24.7%, to $67,000 for the three months ended June 30, 2013 from $89,000 for the three months ended June 30, 2012. The average cost of advances decreased 83 basis points to 2.16% for the three months ended June 30, 2013 from 2.99% for the comparable period in 2012, offset partially by an increase in the average balances of advances of $472,000. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2013 compared to 2012.

Net Interest Income. Net interest income decreased $176,000 or 12.8% to $1.2 million for the three months ended June 30, 2013 from $1.4 million for the three months ended June 30, 2012, primarily as a result of a decrease in our net interest rate spread of 47 basis points to 2.90% from 3.37%. Our net interest margin decreased to 3.03% for the three months ended June 30, 2013 from 3.50% for the three months ended June 30, 2012. The decreases in our net interest rate spread and net interest margin reflected the decreases in market interest rates and average balance for loans in 2013 compared to 2012. The decreases in our net interest rate spread and net interest margin were offset partially by the ratio of our average interest-earning assets to average interest-bearing liabilities which increased to 113.31% for the three months ended June 30, 2013 from 112.07% for the same period in 2012.

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

Based upon our evaluation of these factors, a provision of $49,000 was recorded for the three months ended June 30, 2013, a decrease of $86,000 or 63.7% from $135,000 for the three months ended June 30, 2012. The provision for loan losses reflected net charge offs of $36,000 for the three months ended June 30, 2013, compared to $85,000 for the three months ended June 30, 2012. The allowance for loan losses was $2.6 million, or 2.16% of total loans at June 30, 2013, compared to $2.6 million, or 2.17% of total loans at December 31, 2012. At June 30, 2013, we had identified substandard loans totaling $5.2 million, all of which were considered impaired, and maintained an allowance for loan losses of $459,000 allocated to these loans. At December 31, 2012, we considered all substandard loans totaling $5.0 million impaired and maintained an allowance for loan losses of $431,000 allocated to these loans. We used the same methodology in assessing the allowance for each period.

The allowance as a percent of nonperforming loans increased to 49.28% at June 30, 2013 from 46.21% at June 30, 2012. Nonperforming loans totaled $5.2 million at June 30, 2013, compared to $5.9 million at June 30, 2012, a decrease of $696,000 or 13.4%. All nonperforming loans were considered impaired at June 30, 2013 and 2012, and allowances for impaired loans decreased $254,000 or 35.6% to $459,000 at June 30, 2013 from $713,000 at June 30, 2012. Net charge-offs as a percent of average total loans outstanding decreased to 0.12% for the quarter ended June 30, 2013 from 0.27% for the same quarter in 2012, due to a decrease in net charge-offs of $49,000 to $36,000, partially offset by a $5.4 million decrease in average loans outstanding to $118.5 million.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2013 and 2012, respectively.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of June 30, 2013 and December 31, 2012 (dollars in thousands).

	June 30, 2013			December 31, 2012
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

Real estate loans:
One-to-four-family	$663	25.87%	33.92%	$668	26.20%	35.61%
Home equity line of credit and other 2nd mortgage	306	11.94	7.21	333	13.06	8.02
Multi-family	6	0.23	0.10	3	0.12	0.04
Commercial	727	28.37	16.12	530	20.78	17.01
Farmland	190	7.41	10.68	176	6.90	10.01
Construction and land development	63	2.46	0.72	275	10.78	1.56
Total real estate loans	1,955	76.28	68.75	1,985	77.84	72.25
Commercial and industrial	134	5.23	4.91	151	5.93	4.60
Agriculture	347	13.53	19.52	301	11.80	17.10
Consumer loans:
Purchased indirect automobile	126	4.92	6.73	112	4.39	5.95
Other	1	0.04	0.09	1	0.04	0.10
Total consumer loans	127	4.96	6.82	113	4.43	6.05
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$2,563	100.00%	100.00%	$2,550	100.00%	100.00%

The increase in the allowance for loan losses allocated to commercial real estate loans was primarily due to an increase in the balance and required reserves for impaired loans of $1.1 million and $239,000, respectively, from December 31, 2012 to June 30, 2013, partially offset by a decrease in loans collectively evaluated for impairment of $2.0 million. The decrease in the allowance for loan losses allocated to construction and land development real estate loans was primarily due to the payoff of a troubled debt restructuring secured by a residential subdivision in our market area during the three months ended June 30, 2013, that was deemed impaired with a required reserve of $157,000 at December 31, 2012. The increase in the allowance for loan losses allocated to agriculture loans was primarily due to the increase in the balance of performing loans of $3.0 million.

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At June 30, 2013	At December 31, 2012

Non-accrual loans:
Real estate loans:
One-to-four family	$1,896	$2,484
Home equity lines of credit and other 2nd mortgage	119	166
Farmland loans	—	—
Commercial	2,630	1,482
Construction and land development	388	851

Total real estate loans	5,033	4,983

Commercial and industrial	4	7
Agricultural loans	—	—
Consumer loans:
Purchased indirect automobile	2	—
Other	—	—

Total consumer loans	2	—

Total non-accrual loans	5,039	4,990

Accruing loans past due 90 days or more:
One-to four-family	162	—
Total accruing loans past due 90 days or more	162	—

Total of nonaccrual and 90 days or more past due loans	5,201	4,990

Other real estate owned:
One-to four family	320	187
Commercial	584	616

Total other real estate owned	904	803

Repossessed automobiles	50	83

Total non-performing assets	6,155	5,876

Troubled debt restructurings (not included in nonaccrual loans above)	1,113	934

Total non-performing assets and troubled debt restructurings	$7,268	$6,810

Total non-performing loans to total loans	4.39%	4.25%
Total non-performing assets to total assets	3.64%	3.47%
Total non-performing loans and troubled debt restructurings to total loans	5.33%	5.04%
Total non-performing assets and troubled debt restructurings to total assets	4.30%	4.02%

Total non-performing assets, including troubled debt restructurings, increased $458,000 or 6.7% to $7.3 million at June 30, 2013, compared to $6.8 million at December 31, 2012. Total non-performing assets, including troubled debt restructurings, to total assets were 4.3% and 4.0% at June 30, 2013 and December 31, 2012, respectively. Troubled debt restructurings included in nonaccrual loans totaled $1.3 million at June 30, 2013, compared to $3.2 million at December 31, 2012.

Non-performing one- to four-family real estate loans totaled $2.1 million at June 30, 2013 and consisted of 19 loans secured by properties located in our market area. Those loans included four loans that totaled $879,000 that are troubled debt restructurings, which resulted in charge-offs of $45,000 during the six months ended June 30, 2013, including two loans totaling $487,000 that were in the process of foreclosure. Non-performing one- to four-family real estate loans at June 30, 2013 included six other loans totaling $675,000 that were in the process of foreclosure, and resulted in charge-offs of $46,000 during the six months ended June 30, 2013. Non-performing one- to four-family real estate loans at June 30, 2013 included nine other loans totaling $504,000 that were in the process of collection. We maintained impairment allowances of $70,000 on the non-performing one- to four-family real estate loans at June 30, 2013.

Non-accrual home equity lines of credit and other second mortgage loans totaled $119,000 at June 30, 2013 and consisted of seven loans secured by properties located in our market area. Non-accrual home equity lines of credit and other second mortgage loans included one loan that totaled $6,000 that was a troubled debt restructuring and charged-off during the six months ended June 30, 2013. Non-accrual home equity lines of credit and other second mortgage loans included six other loans in the process of collection totaling $119,000. We maintained impairment allowances of $44,000 on the non-performing home equity lines of credit and other second mortgage loans at June 30, 2013.

Non-accrual commercial real estate loans totaled $2.6 million at June 30, 2013 and consisted of one loan, secured by a non-owner occupied property located in our market area. The property was reappraised in 2013. We maintained an impairment allowance of $320,000 on the non-performing commercial real estate loan at June 30, 2013.

Non-accrual construction and land development loans totaled $388,000 at June 30, 2013 and consisted of one troubled debt restructuring, a commercial land development loan secured by property in our market area that was refinanced in a troubled debt restructuring in 2011 which provided for both interest rate and maturity concessions. At June 30, 2013, the loan was more than 90 days past due. We maintained an impairment allowance of $16,000 on that non-accrual commercial land development loan at June 30, 2013.

Other non-performing loans, which consisted of two commercial and industrial loans and one purchased indirect automobile loan, totaled $6,000 at June 30, 2013. We maintained impairment allowances of $4,000 on those loans at June 30, 2013.

Other real estate owned totaled $904,000 at June 30, 2013, net of $46,000 in write-downs during the six months ended June 30, 2013, and consisted of four residential real estate properties totaling $320,000 and two commercial real estate properties totaling $584,000. All the properties are located in our market area. The properties are carried at estimated fair value less costs to sell. The two commercial real estate properties were reappraised in 2012.

In addition, we had $50,000 of repossessed automobiles at June 30, 2013.

The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at June 30, 2013 and December 31, 2012.  Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list (in thousands).

	June 30, 2013	December 31, 2012

Watch loans	$5,612	$5,590
Special Mention loans	1,583	1,104
Substandard loans	5,156	5,015

Total watch list loans	$12,351	$11,709

The $642,000 net increase in watch list loans during the six months ended June 30, 2013 is primarily due to three loans to one borrower, all secured by residential real estate, totaling $498,000 that were classified special mention after the borrower filed for Chapter 13 bankruptcy protection in 2013.

Noninterest Income. Noninterest income increased $158,000 or 119.7% to $290,000 for the three months ended June 30, 2013 from $132,000 for the three months ended June 30, 2012. The increase was primarily due to an increase in net realized gains on loan sales of $155,000 to $130,000 for the three months ended June 30, 2013, from a loss of $(25,000) for the same period in 2012. Net realized gains of $50,000 and $22,000 were recognized on loans sold of $6.9 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively. Net realized gains on loans sales also included the net increase (decrease) in fair value of loan servicing rights of $80,000 and $(47,000) for the three months ended June 30, 2013 and 2012, respectively. Brokerage commission income decreased $11,000 to $0 for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to the Company exiting that line of business in 2013.

Noninterest Expense. Noninterest expense decreased $83,000 or 6.5% to $1.2 million for the three months ended June 30, 2013 from $1.3 million for the three months ended June 30, 2012. Decreases in compensation and benefits, data processing, professional fees, office supplies, foreclosed assets, net, and other expenses in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 of $1,000, $5,000, $21,000, $6,000, $27,000 and $41,000, respectively, were partially offset by increases in occupancy, marketing, federal deposit insurance and indirect automobile loan servicing fees of $3,000, $8,000, $6,000 and $1,000, respectively. The decrease in professional fees and other expenses is primarily due to lower fees incurred to support the Board of Director’s nominees for director in a contested election. The decrease in foreclosed assets, net, was due primarily to lower losses and write-downs on foreclosed assets held for sale of $29,000 for the three months ended June 30, 2013, compared to $51,000 for the same period in 2012. The increase in marketing expense was primarily due to the promotion of a new checking product in the three months ended June 30, 2013.

Provision (Benefit) for Income Taxes. The provision for income taxes increased $42,000 or 190.9% to $64,000 for the three months ended June 30, 2013 from $22,000 for the same period in 2012. The effective tax provision as a percent of pre-tax income was 24.8% and 20.6% for the three months ended June 30, 2013 and 2012, respectively. The provision for income taxes in 2013 reflects the impact of a $151,000 increase in pre-tax income for the three months ended June 30, 2013 compared to the same period in 2012, offset partially by a $19,000 non-recurring decrease in valuation allowances recorded for deferred tax assets related to capital losses on equity securities compared to an increase of $7,000 in 2012.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General. Net income for the six months ended June 30, 2013 was $353,000 compared to net income of $236,000 for the six months ended June 30, 2012, an increase in net income of $117,000 or 49.6%. The increase in net income was due to an increase in noninterest income of $123,000, and decreases in the provision for loan losses, interest expense and noninterest expense of $115,000, $134,000 and $233,000, respectively, partially offset by an increase in the provision for income taxes of $73,000 and a decrease in interest income of $415,000.

Interest and Dividend Income. Total interest and dividend income decreased $415,000, or 11.4%, to $3.2 million for the three months ended June 30, 2013 from $3.7 million for the same period in 2012. Although average interest-earning assets increased $927,000 to $159.3 million for the six months ended June 30, 2013 from $158.4 million for the six months ended June 30, 2012, the average yield decreased 55 basis points to 4.07% from 4.62%. This decrease reflected a decline in the interest rate environment for most asset categories during the period. Interest income on securities and other interest-earning assets decreased $7,000, or 3.3%, to $204,000 for the six months ended June 30, 2013 compared to $211,000 for the six months ended June 30, 2012, as the average yield on those assets decreased 17 basis points to 0.99% from 1.16%, due to the lower interest rate environment, offset partially by an increase in the average balances of those assets of $4.6 million to $41.0 million from $36.4 million. Interest and fees on loans decreased $408,000, or 11.8%, to $3.0 million for the six months ended June 30, 2013 from $3.4 million for the same period in 2012, as the average balance of loans decreased $3.7 million, or 3.0%, to $118.3 million from $122.0 million primarily due to repayments and sales of loans outpacing originations and purchases of loans, and by a decrease in the average yield on loans of 52 basis points to 5.13% from 5.65%.

Interest Expense. Total interest expense decreased $134,000 or 14.7% to $777,000 for the six months ended June 30, 2013 from $911,000 for the same period in 2012. Interest expense on deposit accounts decreased $95,000 or 13.0% to $638,000 for the six months ended June 30, 2013 from $733,000 for the same period in 2012. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificates of deposit of $105,000. The average balance in certificates of deposits and brokered certificates of deposit decreased $3.1 million with the cost of these deposits decreasing 21 basis points to 1.56% from 1.77%. The decrease in interest expense on certificates of deposit and brokered certificates of deposit accounts was partially offset by an increase in interest expense on savings, NOW and money market accounts of $10,000, or 25.0%, to $50,000 for the six months ended June 30, 2013 from $40,000 for the same period in 2012. The average balances of savings, NOW and money market accounts increased $1.6 million, or 3.1%, to $52.7 million from $51.1 million and the cost of these deposits increased 3 basis points to 0.19% during the six months ended June 30, 2013 from 0.16% during the six months ended June 30, 2012. The reduction in the average cost of these funds was the result of our competitive pricing and the declining market interest rates for deposits, and execution of our business strategy to focus on growth of our lower-cost core deposits.

Interest expense on Federal Home Loan Bank advances decreased $39,000, or 21.9%, to $139,000 for the six months ended June 30, 2013 from $178,000 for the six months ended June 30, 2012. The average cost of advances decreased 67 basis points to 2.18% for the six months ended June 30, 2013 from 2.85% for the comparable period in 2012, offset partially by an increase in the average balances of advances of $279,000. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2013 compared to 2012.

Net Interest Income. Net interest income decreased $281,000, or 10.2%, to $2.5 million for the six months ended June 30, 2013 from $2.7 million for the six months ended June 30, 2012, primarily as a result of a decrease in our net interest rate spread of 37 basis points to 2.97% from 3.34%. Our net interest margin decreased to 3.09% for the six months ended June 30, 2013 from 3.46% for the six months ended June 30, 2012. The decreases in our net interest rate spread and net interest margin reflected the decreases in market interest rates and average balance for loans in 2013 compared to 2012. The decreases in our net interest rate spread and net interest margin were offset partially by the ratio of our average interest-earning assets to average interest-bearing liabilities which increased to 113.15% for the six months ended June 30, 2013 from 111.59% for the same period in 2012.

Provision for Loan Losses.

The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	2013	2012

Allowance at beginning of period	$2,550	$2,575
Provision for loan losses	193	308
Charge-offs:
Real estate loans:
One-to four family	102	73
Home equity line of credit and other 2nd mortgage	6	2
Construction and land development	60	55

Total charge-offs, real estate loans	168	130
Consumer loans:
Purchased indirect automobile	17	34
Other	—	—
Total charge-offs, consumer loans	17	34
Total charge-offs	185	164

Recoveries:
Real estate loans:
One-to four family	—	—
Commercial	—	—
Total recoveries, real estate loans	—	—
Consumer loans:
Purchased indirect automobile	2	6
Other	3	—
Total recoveries, consumer loans	5	6
Total recoveries	5	6

Net charge-offs	(180)	(158)

Allowance at end of period	$2,563	$2,725

Allowance to non-performing loans	49.28%	46.21%
Allowance to total loans outstanding at the end of the period	2.16%	2.17%
Net charge-offs to average total loans outstanding during the period	0.30%	0.26%

A provision of $193,000 was recorded for the six months ended June 30, 2013, a decrease of $115,000 or 37.3% from $308,000 for the same period in 2012. The provision for loan losses reflected net charge offs of $180,000 or 0.30% of average total loans for the six months ended June 30, 2013, compared to $158,000 or 0.26% of average total loans for the six months ended June 30, 2012. Substandard loans increased $141,000 to $5.2 million during the six months ended June 30, 2013, while the related specific loss allowances for those loans increased $28,000 to $459,000. Substandard loans decreased $1.5 million to $6.0 million during the six months ended June 30, 2012, while the related specific loss allowances for those loans decreased $262,000 to $713,000. The larger provision in 2012 was impacted by the $7.2 million growth in total loans, primarily agricultural loans, during the six months ended June 30, 2012 compared to the $984,000 increase in total loans during the same period in 2013.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended June 30, 2013 and 2012, respectively. We used the same methodology in assessing the allowance for each period.

Noninterest Income. Noninterest income increased $123,000 or 29.8% to $536,000 for the six months ended June 30, 2013 from $413,000 for the six months ended June 30, 2012. The increase was primarily due to an increase in net realized gains on loan sales of $131,000 to $222,000 for the six months ended June 30, 2013, from $91,000 for the same period in 2012. Net realized gains of $105,000 and $83,000 were recognized on loans sold of $11.8 million and $7.0 million for the six months ended June 30, 2013 and 2012, respectively. Net realized gains on loans sales also included the net increase in fair value of loan servicing rights of $117,000 and $8,000 for the six months ended June 30, 2013 and 2012, respectively. Brokerage commission income decreased $19,000 to $1,000 for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to the Company exiting that line of business in 2013.

Noninterest Expense. Noninterest expense decreased $233,000 or 8.9% to $2.4 million for the six months ended June 30, 2013 from $2.6 million for the six months ended June 30, 2012. Decreases in compensation and benefits, data processing, professional fees, office supplies, indirect automobile servicing fees, foreclosed assets, net, and other expenses in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 of $37,000, $26,000, $43,000, $9,000, $1,000, $87,000 and $63,000, respectively, were partially offset by increases in occupancy, marketing, and federal deposit insurance of $7,000, $24,000, and $2,000, respectively. The decrease in compensation and benefits was primarily due to lower benefit plan costs. The decrease in data processing was due primarily to lower costs associated with the long-term contract renewal with our data center in 2012.The decrease in professional fees and other expenses is primarily due to lower fees incurred to support the Board of Director’s nominees for director in a contested election. The decrease in foreclosed assets, net, was due primarily to lower losses and write-downs on foreclosed assets held for sale of $79,000 for the six months ended June 30, 2013, compared to $171,000 for the same period in 2012. The increase in marketing expense was primarily due to the promotion of a new checking product in the six months ended June 30, 2013.

Provision (Benefit) for Income Taxes. The provision for income taxes increased $73,000 to $78,000 for the six months ended June 30, 2013 from $5,000 for the same period in 2012. The effective tax provision as a percent of pre-tax income was 18.1% and 2.1% for the six months ended June 30, 2013 and 2012, respectively. The provision for income taxes in 2013 reflects the impact of a $190,000 increase in pre-tax income for the six months ended June 30, 2013 compared to the same period in 2012, offset partially by a decrease of $59,000 in valuation allowances recorded for deferred tax assets related to capital losses on equity securities in 2013 compared to $40,000 in 2012.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.5 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and the purchase of securities, Federal Home Loan Bank stock and interest-bearing deposits, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and interest-bearing deposits, pay downs on mortgage-backed securities, and redemptions of excess Federal Home Loan Bank stock. Net cash provided by (used in) investing activities was $2.2 million and $(9.9) million for the six months ended June 30, 2013 and 2012, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by (used in) financing activities was $(1.9) million and $611,000 for the six months ended June 30, 2013 and 2012, respectively.

The Bank is required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank’s actual ratios at June 30, 2013 and the required minimums to be considered adequately capitalized are shown in the table below.  In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%. Accordingly, Harvard Savings Bank was categorized as well capitalized at June 30, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

	June 30, 2013 Actual	December 31, 2012 Actual	Minimum Required

Tier 1 capital to average assets	9.9%	10.2%	4.0%
Tier 1 capital to risk-weighted assets	13.0%	13.3%	4.0%
Total capital to risk-weighted assets	14.2%	14.5%	8.0%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at June 30, 2013 and December 31, 2012 (in thousands).

	June 30, 2013	December 31, 2012

Commitments to fund loans	$16,139	$18,584
Standby letters of credit	6	6

Certificates of deposit that are scheduled to mature in less than one year from June 30, 2013 totaled $25.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest- earning assets:
Interest -earning deposits	$9,391	$19	0.81%	$10,490	$22	0.84%
Securities purchased under agreements to resell	21,809	45	0.83%	12,356	26	0.84%
Securities, tax-exempt	3,712	9	0.97%	916	2	0.87%
Securities, taxable	4,479	22	1.96%	6,997	46	2.63%
Loans	118,470	1,491	5.03%	123,894	1,721	5.56%
Federal Home Loan Bank stock	787	1	0.51%	3,091	3	0.39%
Total interest earning assets	158,648	1,587	4.00%	157,744	1,820	4.62%
Non-interest earning assets	11,230			11,142

Total assets	$169,878			$168,886

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$17,684	6	0.14%	$17,340	5	0.12%
NOW and money market accounts	35,325	20	0.23%	34,463	15	0.17%
Certificates of deposit	74,613	291	1.56%	75,535	313	1.66%
Brokered certificates of deposit	—	—	0.00%	1,499	19	5.07%
Federal Home Loan Bank advances	12,391	67	2.16%	11,919	89	2.99%
Total interest-bearing liabilities	140,013	384	1.10%	140,756	441	1.25%
Non-interest-bearing deposits	5,845			5,121
Other non-interest-bearing liabilities	4,041			3,762
Total liabilities	149,899			149,639
Equity	19,979			19,247

Total liabilities and equity	$169,878			$168,886

Net interest income		$1,203			$1,379

Interest rate spread			2.90%			3.37%

Net interest margin			3.03%			3.50%

Average interest earning assets to average interest-bearing liabilities			113.31%			112.07%

The following table sets forth the changes in interest income and interest expense resulting from the changes in interest rate and changes in volume of the Company’s interest-earning assets and interest-earning liabilities (in thousands).

	Three Months Ended June 30,
	2013 Compared to Three Months
	Ended June 30, 2012
	Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(1)	$(2)	$(3)
Securities purchased under agreements to resell	(1)	20	19
Securities, tax-exempt	—	7	7
Securities, taxable	(10)	(14)	(24)
Loans	(157)	(73)	(230)
Federal Home Loan Bank stock	1	(3)	(2)

Total	(168)	(65)	(233)

Interest Expense:

Savings accounts	1	—	1
NOW and money market accounts	5	—	5
Certificates of deposit	(18)	(4)	(22)
Brokered certificates of deposit	—	(19)	(19)
Federal Home Loan Bank advances	(25)	3	(22)

Total	(37)	(20)	(57)

Increase in net interest income	$(131)	$(45)	$(176)

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2013			2012
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost

Assets
Interest- earning assets:
Interest -earning deposits	$9,622	$39	0.81%	$9,601	$45	0.94%
Securities purchased under agreements to resell	21,836	89	0.82%	15,931	68	0.85%
Securities, tax-exempt	3,588	18	1.00%	458	2	0.87%
Securities, taxable	5,025	56	2.23%	6,313	91	2.88%
Loans	118,290	3,036	5.13%	122,006	3,444	5.65%
Federal Home Loan Bank stock	950	2	0.42%	4,075	5	0.25%
Total interest earning assets	159,311	3,240	4.07%	158,384	3,655	4.62%
Non-interest earning assets	11,199			11,219

Total assets	$170,510			$169,603

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$17,401	11	0.13%	$17,028	10	0.12%
NOW and money market accounts	35,337	39	0.22%	34,070	30	0.18%
Certificates of deposit	75,300	588	1.56%	76,859	655	1.70%
Brokered certificates of deposit	—	—	0.00%	1,499	38	5.07%
Federal Home Loan Bank advances	12,755	139	2.18%	12,476	178	2.85%
Total interest-bearing liabilities	140,793	777	1.10%	141,932	911	1.28%
Non-interest-bearing deposits	6,040			4,983
Other non-interest-bearing liabilities	3,890			3,530
Total liabilities	150,723			150,445
Equity	19,787			19,158

Total liabilities and equity	$170,510			$169,603

Net interest income		$2,463			$2,744

Interest rate spread			2.97%			3.34%

Net interest margin			3.09%			3.46%

Average interest earning assets to average interest-bearing liabilities			113.15%			111.59%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(6)	$—	$(6)
Securities purchased under agreements to resell	(3)	24	21
Securities, tax-exempt	—	16	16
Securities, taxable	(18)	(17)	(35)
Loans	(305)	(103)	(408)
Federal Home Loan Bank stock	2	(5)	(3)

Total	(330)	(85)	(415)

Interest Expense:

Savings accounts	1	—	1
NOW and money market accounts	8	1	9
Certificates of deposit	(54)	(13)	(67)
Brokered certificates of deposit	—	(38)	(38)
Federal Home Loan Bank advances	(43)	4	(39)

Total	(88)	(46)	(134)

Increase (decrease) in net interest income	$(242)	$(39)	$(281)

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the three months ended June 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. During the quarter ended June 30, 2013, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.(1)

(1)

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

HARVARD ILLINOIS BANCORP, INC.
Registrant

Date: August 14, 2013	/s/ Duffield J. Seyller III
Duffield Seyller III
President and Chief Executive Officer

/s/ Donn L. Claussen
Donn L. Claussen
Executive Vice President and Chief Financial Officer