Form 10-Q
period 2013-09-30
Harvard Illinois Bancorp, Inc.
filed 2013-11-14
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, 833,851 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD ILLINOIS BANCORP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$1,431	$1,102
Interest-bearing demand deposits in banks	2,139	2,743
Securities purchased under agreements to resell	18,777	19,014

Cash and cash equivalents	22,347	22,859

Interest-bearing deposits with other financial institutions	8,125	9,126
Available-for-sale securities	6,103	7,879
Held-to-maturity securities, at amortized cost (estimated fair value of $893 and $1,314 at September 30, 2013 and December 31, 2012, respectively)	874	1,263
Loans, net of allowance for loan losses $2,500 and $2,550 at September 30, 2013 and December 31, 2012, respectively	116,859	114,976
Premises and equipment, net	3,364	3,395
Federal Home Loan Bank stock, at cost	870	1,404
Foreclosed assets held for sale	298	886
Accrued interest receivable	983	612
Deferred income taxes	1,910	1,859
Bank-owned life insurance	4,444	4,357
Loan servicing rights	550	412
Other	94	339

Total assets	$166,821	$169,367

Liabilities and Equity
Liabilities
Deposits
Demand	$5,596	$6,278
Savings, NOW and money market	50,344	51,571
Certificates of deposit	75,780	76,136

Total deposits	131,720	133,985

Federal Home Loan Bank advances	11,383	12,357
Advances from borrowers for taxes and insurance	194	382
Deferred compensation	2,405	2,338
Accrued interest payable	24	29
Other	846	659

Total liabilities	146,572	149,750

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 833,302 and 816,076 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	8	8
Additional paid-in capital	7,215	6,976
Unearned ESOP shares, at cost	(471)	(502)
Amount reclassified on ESOP shares	(226)	(163)
Retained earnings	13,727	13,291
Accumulated other comprehensive income (loss), net of tax	(4)	7

Total stockholders’ equity	20,249	19,617

Total liabilities and stockholders’ equity	$166,821	$169,367

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2013	2012	2013	2012

Interest and Dividend Income
Interest and fees on loans	$1,486	$1,724	$4,522	$5,168
Securities
Taxable	17	41	73	132
Tax-exempt	10	5	28	7
Securities purchased under agreements to resell	55	33	144	101
Other	20	24	61	74

Total interest and dividend income	1,588	1,827	4,828	5,482

Interest Expense
Deposits	315	346	953	1,079
Federal Home Loan Bank advances	61	87	200	265

Total interest expense	376	433	1,153	1,344

Net Interest Income	1,212	1,394	3,675	4,138

Provision for Loan Losses	148	174	341	482

Net Interest Income After Provision for Loan Losses	1,064	1,220	3,334	3,656

Noninterest Income
Customer service fees	76	64	223	195
Brokerage commission income	—	5	1	25
Net realized gains on loan sales	47	17	269	108
Losses on other than temporary impairment of equity securities	—	—	—	(1)
Loan servicing fees	49	46	154	150
Bank-owned life insurance income, net	27	30	84	92
Other	3	3	7	9

Total noninterest income	202	165	738	578

Noninterest Expense
Compensation and benefits	610	604	1,876	1,907
Occupancy	134	122	385	366
Data processing	79	82	236	265
Professional fees	71	28	315	315
Marketing	21	18	73	46
Office supplies	17	7	35	34
Federal deposit insurance	37	37	113	111
Indirect automobile loan servicing fee	27	28	80	82
Foreclosed assets, net	(42)	30	42	201
Other	116	62	290	299

Total noninterest expense	1,070	1,018	3,445	3,626

Income Before Income Taxes	196	367	627	608

Provision for Income Taxes	31	55	109	60

Net Income	$165	$312	$518	$548

Earnings Per Share
Basic (Note 4)	$.21	$.42	$.66	$.74
Diluted	.21	.42	.66	.74
Cash Dividends Per Share	.10	—	.10	—

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income	$165	$312	$518	$548

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (benefit) of $12 and $3 for the three months ended September 30, 2013 and 2012, respectively and $(5) and 3 for the nine months ended September 30, 2013 and 2012, respectively	22	6	(11)	6
Less: reclassification adjustment for loss on other-than-temporary impairment of equity securities included in net income, net of taxes of $0 for the three and nine months ended September 30, 2013 and 2012, respectively	—	—	—	(1)

Comprehensive Income	$187	$318	$507	$553

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Amount Reclassified On ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the Nine Months Ended September 30, 2013 (unaudited)

Balance, January 1, 2013	$8	$6,976	$(502)	$(163)	$13,291	$7	$19,617

Net income	—	—	—	—	518	—	518

Other comprehensive income (loss)	—	—	—	—	—	(11)	(11)

ESOP shares earned, 3,139 shares	—	13	31	—	—	—	44

Stock-based compensation expense	—	86	—	—	—	—	86

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(63)	—	—	(63)

Exercise of stock options, 17,226 shares	—	140	—	—	—	—	140

Dividends on common stock $.10 per share	—	—	—	—	(82)	—	(82)

Balance, September 30, 2013	$8	$7,215	$(471)	$(226)	$13,727	$(4)	$20,249

For the Nine Months Ended September 30, 2012 (unaudited)

Balance, January 1, 2012	$8	$6,852	$(544)	$(80)	$12,403	$23	$18,662

Net income	—	—	—	—	548	—	548

Other comprehensive income	—	—	—	—	—	5	5

ESOP shares earned, 3,139 shares	—	2	31	—	—	—	33

Stock-based compensation expense	—	94	—	—	—	—	94

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(42)	—	—	(42)

Balance, September 30, 2012	$8	$6,948	$(513)	$(122)	$12,951	$28	$19,300

See accompanying notes to consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2013	2012

Operating Activities
Net income	$518	$548
Items not requiring (providing) cash
Depreciation	154	153
Provision for loan losses	341	482
Amortization (accretion) of premiums and discounts on securities	25	(13)
Deferred income taxes	(46)	(207)
Net realized gains on loan sales	(269)	(108)
Loss on other than temporary impairment of equity securities	—	1
Losses and write down on foreclosed assets held for sale	34	198
Bank-owned life insurance income, net	(84)	(92)
Originations of loans held for sale	(15,179)	(11,931)
Proceeds from sales of loans held for sale	15,310	12,069
ESOP compensation expense	44	33
Stock-based compensation expense	86	94
Changes in
Accrued interest receivable	(371)	(134)
Other assets	242	159
Accrued interest payable	(5)	—
Deferred compensation	67	67
Other liabilities	124	758
Net cash provided by operating activities	991	2,077

Investing Activities
Net (increase) decrease in interest-bearing deposits	1,001	(1,894)
Purchases of available-for-sale securities	(1,082)	(7,049)
Proceeds from maturities and pay-downs of available-for-sale securities	2,802	3,293
Proceeds from maturities and pay-downs of held-to-maturity securities	404	401
Net change in loans	(2,598)	(2,051)
Purchase of premises and equipment	(123)	(49)
Purchases of Federal Home Loan Bank stock	(426)	—
Proceeds from redemption of Federal Home Loan Bank stock	960	4,636
Proceeds from sale of foreclosed assets	928	375
Net cash provided by (used in) investing activities	1,866	(2,338)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(1,909)	(338)
Net decrease in certificates of deposit, including brokered certificates	(356)	(4,122)
Net decrease in advances from borrowers for taxes and insurance	(188)	(200)
Proceeds from Federal Home Loan Bank advances	36,550	7,500
Repayments of Federal Home Loan Bank advances	(37,524)	(6,687)
Dividends paid	(82)	—
Stock options exercised	140	—
Net cash used in financing activities	(3,369)	(3,847)

Net Decrease in Cash and Cash Equivalents	(512)	(4,108)

Cash and Cash Equivalents, Beginning of Period	22,859	22,227

Cash and Cash Equivalents, End of Period	$22,347	$18,119

Supplemental Cash Flows Information
Interest paid	$1,158	$1,344
Income taxes paid	228	122
Foreclosed assets acquired in settlement of loans	351	166

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2013 and December 31, 2012, and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 included as part of the Company’s Form 10-K (File No. 000-53935) (2012 Form 10-K) filed with the Securities and Exchange Commission on March 22, 2013.

The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2012 Form 10–K.

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

In July 2013, the FASB issued guidance within ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 to Topic 740, Income Taxes, provide guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3:      Stock-based Compensation

In connection with the Bank’s conversion to stock form, the Bank established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 18). The ESOP borrowed funds from the Company in an amount sufficient to purchase 62,775 shares (approximately 8% of the common stock issued in the stock offering). The loan is secured by the shares purchased and is being repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets. Contributions are being applied to repay interest on the loan first, then the remainder are being applied to principal. The loan is expected to be repaid over a period of up to 15 years. Shares purchased with the loan proceeds are being held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants vest 100% in their accrued benefits under the employee stock ownership plan after three vesting years, with no prorated vesting prior to reaching three vesting years. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

Participants receive the shares at the end of employment. Because the Company’s stock is not traded on an established market, as of September 30, 2013, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

The Company is accounting for its ESOP in accordance with ASC Topic 718, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per shares computations. Dividends, if any, on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the nine months ended September 30, 2013 and 2012 was $44 and $33, respectively.

A summary of ESOP shares is as follows:

	September 30, 2013	December 31, 2012

Allocated shares	12,555	8,370
Shares released for allocation	3,139	4,185
Unearned shares	47,081	50,220

Total ESOP shares	62,775	62,775

Fair value of unearned ESOP shares	$623	$452

The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At September 30, 2013, the fair value of the 15,694 allocated shares held by the ESOP is $226. The fair value of all shares subject to the repurchase obligation is $226.

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

On June 23, 2011, the compensation committee of the board of directors approved the awards of 73,761 options to purchase Company stock and 31,387 shares of restricted stock. Of the 73,761 stock options granted, 63,167 were qualified stock options and 10,594 were nonqualified. The remaining 4,708 options were awarded on November 29, 2012. Stock options and restricted stock vest over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

A summary of the option activity under the Equity Incentive Plan as of September 30, 2013, and changes for the nine months then ended, is presented below:

	September 30, 2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2013	78,469	8.27
Granted	—	—
Exercised	(17,226)	8.10
Forfeited or expired	—	—

Outstanding, September 30, 2013	61,243	$8.32	7.84	$375

Exercisable, September 30, 2013	12,278	$8.10	7.73	$78

Stock-based compensation expense for stock options for the nine month periods ended September 30, 2013 and 2012 was $49 and $45, respectively.

As of September 30, 2013, total unrecognized compensation costs related to nonvested stock options amounted to $189. That cost is expected to be recognized over a weighted-average period of 2.89 years.

A summary of the status of the Company’s nonvested stock options as of September 30, 2013, and changes during the nine month period then ended, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested, January 1, 2013	63,717	$4.20
Granted	—	—
Vested	14,752	4.11
Forfeited	—	—

Nonvested, September 30, 2013	48,965	$4.23

The following table summarizes the nonvested restricted stock activity for the nine months ended September 30, 2013 and 2012, respectively:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2012	23,854	$8.10
Granted	—	—
Vested	5,964	8.10
Forfeited	—	—

Nonvested at September 30, 2013	17,890	$8.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense for restricted stock for the nine month periods ended September 30, 2013 and 2012 was $37 and $48, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $132 at September 30, 2013 and is expected to be recognized over a weighted average period of 2.73 years.

Total compensation expense under the Equity Incentive Plan for the nine month periods ended September 30, 2013 and 2012 was $86 and $94, respectively.

Note 4:      Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month and nine-month periods ended September 30, 2013 and 2012. The factors used in the earnings per common share computation follow:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Net income	$165	$312	$518	$548

Basic weighted average shares outstanding	814,771	790,966	810,263	790,966
Less: Average unallocated ESOP shares	(47,429)	(51,615)	(48,476)	(52,661)
Basic average shares outstanding	767,342	739,351	761,787	738,305
Diluted effect of stock options	7,116	—	4,875	—
Diluted effect of restricted stock awards	14,388	3,377	15,758	4,478

Diluted average shares outstanding	788,846	742,728	782,420	742,783

Basic earnings per share	$.21	$.42	$.66	$.74
Diluted earnings per share	$.21	$.42	$.66	$.74

Options to purchase 73,761 shares at weighted-average exercise prices of $8.10 were outstanding at September 30, 2012, but were not included in the computation of diluted earnings per share as the options were considered antidilutive for the periods ended September 30, 2012.

Note 5:      Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $18,777 and $19,014 at September 30, 2013 and December 31, 2012, respectively, and represent short-term cash investment alternatives. These agreements are over-collateralized by 103% with collateral consisting of securities guaranteed by the “full faith and credit” of the United States government, typically SBA securities. During the period, the securities were delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. At September 30, 2013 and December 31, 2012, these agreements mature by notice by the Company or 30 days by the custodian.

At September 30, 2013 and December 31, 2012, agreements to resell securities purchased were outstanding with the following entities:

	September 30, 2013	December 31, 2012

First Farmers Financial	$10,811	$—
Banes	3,700	—
Coastal Securities	2,266	10,508
ESI	1,500	—
HEC Opportunity Fund	500	453
BCM High Income Fund, LP	—	8,053

Total	$18,777	$19,014

Note 6:      Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
September 30, 2013:
U.S. government agencies	$989	$—	$(9)	$980
State and political subdivisions	4,005	2	(48)	3,959
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	661	14	—	675
Equity securities	454	35	—	489

	$6,109	$51	$(57)	$6,103

December 31, 2012:
U.S. Government and federal agency	$3,194	$5	$(14)	$3,185
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	758	21	—	779
State and political subdivisions	3,467	5	(23)	3,449
Equity securities	450	16	—	466

	$7,869	$47	$(37)	$7,879

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
September 30, 2013:
U.S. government agencies	$500	$7	$—	$507
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	14	—	—	14
Private-label residential	360	12	—	372

	$874	$19	$—	$893

December 31, 2012:
U.S. Government agencies	$500	$21	$—	$521
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	17	1	—	18
Private-label residential	746	29	—	775

	$1,263	$51	$—	$1,314

The Company held no securities of a single issuer at September 30, 2013 or December 31, 2012 with a book value that exceeded 10% of total equity, with the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC common stock, and shares in other financial institutions. Other than temporary impairments recorded for the nine month periods ended September 30, 2013 and 2012 totaled $0 and $1, respectively.

As of September 30, 2013 and December 31, 2012, the Company held investments in Shay Asset Management mutual funds with a fair value of $457 and $447. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, the Company held an investment in FHLMC common stock with a fair value of $9 and $2, respectively. The investment in FHLMC common stock is valued using available market prices. Management performed an analysis and deemed the remaining investment in FHLMC common stock was not other than temporarily impaired as of September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, the Company held investments in other equity securities with a fair value of $23 and $17, respectively. The Company recorded other-than-temporary impairments on other equity securities of $0 and $0 for the nine month periods ended September 30, 2013 and 2012, respectively. Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of September 30, 2013 and December 31, 2012.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $1,134 and $934 as of September 30, 2013 and December 31, 2012, respectively.

There were no sales of available-for-sale securities for the nine months ended September 30, 2013 and 2012.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$531	$531	$500	$507
One to five years	3,039	3,026	—	—
Five to ten years	1,424	1,382	—	—
After ten years	—	—	—	—
	4,994	4,939	500	507
Mortgage-backed securities	661	675	374	386
Equity securities	454	489	—	—

Totals	$6,109	$6,103	$874	$893

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at September 30, 2013 and December 31, 2012 was $3,285 and $2,846, respectively, which is approximately 47% and 31% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are not other-than-temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. government and federal agency	$—	$—	$481	$(9)	$481	$(9)
State and political subdivisions	2,331	(44)	473	(4)	2,804	(48)

Total temporarily impaired securities	$2,331	$(44)	$954	$(13)	$3,285	$(57)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. government and federal agency	$472	$(14)	$—	$—	$472	$(14)
State and political subdivisions	2,374	(23)	—	—	2,374	(23)

Total temporarily impaired securities	$2,846	$(37)	$—	$—	$2,846	$(37)

Note 7:      Loans

Classes of loans include:

	September 30, 2013	December 31, 2012
Mortgage loans on real estate
One-to-four family	$39,173	$41,842
Home equity lines of credit and other 2nd mortgages	8,021	9,431
Multi-family residential	118	51
Commercial	20,103	19,989
Farmland	14,049	11,765
Construction and land development	763	1,837
Total mortgage loans on real estate	82,227	84,915
Commercial and industrial	5,803	5,407
Agricultural	23,606	20,096
Purchased indirect automobile, net of dealer reserve	7,579	6,987
Other consumer	138	117
	119,353	117,522

Less
Loans in process	2	—
Net deferred loan fees and costs	(8)	(4)
Allowance for loan losses	2,500	2,550

Net loans	$116,859	$114,976

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2013 and 2012, and the year ended December 31, 2012:

	Three Months Ended September 30, 2013 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$663	$306	$6	$727	$190	$63
Provision charged to expense	(21)	73	—	6	27	75
Losses charged off	(78)	(63)	—	—	—	(91)
Recoveries	29	—	—	—	—	—
Balance, end of period	$593	$316	$6	$733	$217	$47
Ending balance: individually evaluated for impairment	$125	$44	$—	$277	$—	$—
Ending balance: collectively evaluated for impairment	$468	$272	$6	$456	$217	$47

Loans:
Ending balance	$39,173	$8,021	$118	$20,103	$14,049	$763
Ending balance: individually evaluated for impairment	$2,390	$126	$—	$2,587	$—	$297
Ending balance: collectively evaluated for impairment	$36,783	$7,895	$118	$17,516	$14,049	$466

	Three Months Ended September 30, 2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$134	$347	$126	$1	$—	$2,563
Provision charged to expense	(24)	14	—	(2)	—	148
Losses charged off	—	—	(10)	—	—	(242)
Recoveries	—	—	—	2	—	31
Balance, end of period	$110`	$361	$116	$1	$—	$2,500
Ending balance: individually evaluated for impairment	$3	$—	$—	$1	$—	$450
Ending balance: collectively evaluated for impairment	$107	$361	$116	$—	$—	$2,050

Loans:
Ending balance	$5,803	$23,606	$7,579	$138	$—	$119,353
Ending balance: individually evaluated for impairment	$3	$20	$2	$—	$—	$5,425
Ending balance: collectively evaluated for impairment	$5,800	$23,586	$7,577	$138	$—	$113,928

	Three Months Ended September 30, 2012 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$643	$180	$288	$609	$141	$335
Provision charged to expense	260	19	(264)	(29)	—	135
Losses charged off	(191)	(20)	—	—	—	(117)
Recoveries	—	—	—	—	—	—
Balance, end of period	$712	$179	$24	$580	$141	$353
Ending balance: individually evaluated for impairment	$87	$45	$—	$103	$—	$157
Ending balance: collectively evaluated for impairment	$625	$134	$24	$477	$141	$196

Loans:
Ending balance	$42,703	$9,664	$478	$22,428	$9,978	$2,809
Ending balance: individually evaluated for impairment	$2,289	$45	$—	$1,390	$—	$852
Ending balance: collectively evaluated for impairment	$40,414	$9,619	$478	$21,038	$9,978	$1,957

	Three Months Ended September 30, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$124	$285	$118	$2	$—	$2,725
Provision charged to expense	37	10	8	(2)	—	174
Losses charged off	(16)	—	(8)	—	—	(352)
Recoveries	—	—	2	1	—	3
Balance, end of period	$145	$295	$120	$1	$—	$2,550
Ending balance: individually evaluated for impairment	$7	$—	$10	$—	$—	$409
Ending balance: collectively evaluated for impairment	$138	$295	$110	$1	$—	$2,141

Loans:
Ending balance	$5,014	$19,092	$7,354	$124	$—	$119,644
Ending balance: individually evaluated for impairment	$7	$—	$38	$—	$—	$4,621
Ending balance: collectively evaluated for impairment	$5,007	$19,092	$7,316	$124	$—	$115,023

	Nine Months Ended September 30, 2013 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$668	$333	$3	$530	$176	$275
Provision charged to expense	76	52	3	203	41	(77)
Losses charged off	(180)	(69)	—	—	—	(151)
Recoveries	29	—	—	—	—	—
Balance, end of period	$593	$316	$6	$733	$217	$47
Ending balance: individually evaluated for impairment	$125	$44	$—	$277	$—	$—
Ending balance: collectively evaluated for impairment	$468	$272	$6	$456	$217	$47

Loans:
Ending balance	$39,173	$8,021	$118	$20,103	$14,049	$763
Ending balance: individually evaluated for impairment	$2,390	$126	$—	$2,587	$—	$297
Ending balance: collectively evaluated for impairment	$36,783	$7,895	$118	$17,516	$14,049	$466

	Nine Months Ended September 30, 2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$151	$301	$112	$1	$—	$2,550
Provision charged to expense	(41)	60	29	(5)	—	341
Losses charged off	—	—	(27)	—	—	(427)
Recoveries	—	—	2	5	—	36
Balance, end of period	$110	$361	$116	$1	$—	$2,500
Ending balance: individually evaluated for impairment	$3	$—	$—	$1	$—	$450
Ending balance: collectively evaluated for impairment	$107	$361	$116	$—	$—	$2,050

Loans:
Ending balance	$5,803	$23,606	$7,579	$138	$—	$119,353
Ending balance: individually evaluated for impairment	$3	$20	$2	$—	$—	$5,425
Ending balance: collectively evaluated for impairment	$5,800	$23,586	$7,577	$138	$—	$113,928

	Nine Months Ended September 30, 2012 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$549	$248	$287	$533	$143	$374
Provision charged to expense	427	(47)	(263)	47	(2)	151
Losses charged off	(264)	(22)	—	—	—	(172)
Recoveries	—	—	—	—	—	—
Balance, end of period	$712	$179	$24	$580	$141	$353
Ending balance: individually evaluated for impairment	$87	$45	$—	$103	$—	$157
Ending balance: collectively evaluated for impairment	$625	$134	$24	$477	$141	$196

Loans:
Ending balance	$42,703	$9,664	$478	$22,428	$9,978	$2,809
Ending balance: individually evaluated for impairment	$2,289	$45	$—	$1,390	$—	$852
Ending balance: collectively evaluated for impairment	$40,414	$9,619	$478	$21,038	$9,978	$1,957

	Nine Months Ended September 30, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$125	$215	$95	$6	$—	$2,575
Provision charged to expense	36	80	59	(6)	—	482
Losses charged off	(16)	—	(42)	—	—	(516)
Recoveries	—	—	8	1	—	9
Balance, end of period	$145	$295	$120	$1	$—	$2,550
Ending balance: individually evaluated for impairment	$7	$—	$10	$—	$—	$409
Ending balance: collectively evaluated for impairment	$138	$295	$110	$1	$—	$2,141

Loans:
Ending balance	$5,014	$19,092	$7,354	$124	$—	$119,644
Ending balance: individually evaluated for impairment	$7	$—	$38	$—	$—	$4,621
Ending balance: collectively evaluated for impairment	$5,007	$19,092	$7,316	$124	$—	$115,023

	Year Ended December 31, 2012 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of year	$549	$248	$287	$533	$143	$374
Provision charged to expense	484	109	(284)	(3)	33	73
Losses charged off	(365)	(24)	—	—	—	(172)
Recoveries	—	—	—	—	—	—
Balance, end of year	$668	$333	$3	$530	$176	$275
Ending balance: individually evaluated for impairment	$112	$48	$—	$81	$—	$176
Ending balance: collectively evaluated for impairment	$556	$285	$3	$449	$176	$99

Loans:
Ending balance	$41,842	$9,431	$51	$19,989	$11,765	$1,837
Ending balance: individually evaluated for impairment	$2,484	$166	$—	$1,482	$—	$851
Ending balance: collectively evaluated for impairment	$39,358	$9,265	$51	$18,507	$11,765	$986

	Year Ended December 31, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$125	$215	$95	$6	$—	$2,575
Provision charged to expense	42	86	66	(7)	—	599
Losses charged off	(16)	—	(59)	—	—	(636)
Recoveries	—	—	10	2	—	12
Balance, end of year	$151	$301	$112	$1	$—	$2,550
Ending balance: individually evaluated for impairment	$7	$—	$7	$—	$—	$431
Ending balance: collectively evaluated for impairment	$144	$301	$105	$1	$—	$2,119

Loans:
Ending balance	$5,407	$20,096	$6,987	$117	$—	$117,522
Ending balance: individually evaluated for impairment	$7	$—	$25	$—	$—	$5,015
Ending balance: collectively evaluated for impairment	$5,400	$20,096	$6,962	$117	$—	$112,507

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

The analysis of the allowance for loan losses has two components: specific and general allowances. Specific allowances are made for loans that are determined to be impaired. Impairment loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allowance is determined by segregating classified loans from the remaining loans, and then categorizing each group by type of loan. Loans within each type exhibit common characteristics including terms, collateral type, and other risk characteristics. The Company also analyzes historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowances.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$32,136	$7,273	$118	$14,720	$13,923	$466
Watch	3,221	397	—	2,344	126	—
Special Mention	1,426	225	—	452	—	—
Substandard	2,390	126	—	2,587	—	297

Total	$39,173	$8,021	$118	$20,103	$14,049	$763

	September 30, 2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$5,367	$23,333	$7,577	$1	$104,914
Watch	338	253	—	127	6,806
Special Mention	95	—	—	10	2,208
Substandard	3	20	2	—	5,425

Total	$5,803	$23,606	$7,579	$138	$119,353

	December 31, 2012 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$37,027	$9,012	$51	$16,036	$11,765	$986
Watch	1,460	218	—	2,386	—	—
Special Mention	871	35	—	85	—	—
Substandard	2,484	166	—	1,482	—	851

Total	$41,842	$9,431	$51	$19,989	$11,765	$1,837

	December 31, 2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$3,761	$20,096	$6,962	$117	$105,813
Watch	1,526	—	—	—	5,590
Special Mention	113	—	—	—	1,104
Substandard	7	—	25	—	5,015

Total	$5,407	$20,096	$6,987	$117	$117,522

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

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,532	$357	$1,708	$3,597	$35,576	$39,173	$—
Home equity lines of credit and other 2nd mortgages	155	—	34	189	7,832	8,021	—
Multi-family	—	—	—	—	118	118	—
Commercial	—	—	—	—	20,103	20,103	—
Farmland	—	—	—	—	14,049	14,049	—
Construction and land development	—	—	297	297	466	763	—

Total real estate loans	1,687	357	2,039	4,083	78,144	82,227	—

Commercial and industrial	61	—	—	61	5,742	5,803	—
Agriculture	—	—	20	20	23,586	23,606	—
Consumer loans:
Purchased indirect automobile	—	—	2	2	7,577	7,579	—
Other	—	—	—	—	138	138	—

Total consumer loans	—	—	—	2	7,715	7,717	—

Total	$1,748	$357	$2,061	$4,166	$115,187	$119,353	$—

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than .90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,464	$808	1,122	$3,394	$38,448	$41,842	$—
Home equity lines of credit and other 2nd mortgages	51	14	35	100	9,331	9,431	—
Multi-family	—	—	—	—	51	51	—
Commercial	—	—	—	—	19,989	19,989	—
Farmland	—	—	—	—	11,765	11,765	—
Construction and land development	—	—	—	—	1,837	1,837	—

Total real estate loans	1,515	822	1,157	3,494	81,421	84,915	—

Commercial and industrial	—	—	7	7	5,400	5,407	—
Agriculture	—	—	—	—	20,096	20,096	—
Consumer loans:
Purchased indirect automobile	25	—	—	25	6,962	6,987	—
Other	—	—	—	—	117	117	—

Total consumer loans	25	—	—	25	7,079	7,104	—

Total	$1,540	$822	$1,164	$3,526	$113,996	$117,522	$—

At September 30, 2013 and December 31, 2012, the Company held $23,606 and $20,096, respectively, in agricultural production loans and $14,049 and $11,765, respectively, in farmland loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farmland could significantly affect the repayment ability for many agricultural and farmland loan customers.

At September 30, 2013 and December 31, 2012, the Company held $20,103 and $19,989 in commercial real estate loans and $763 and $1,837, respectively, in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

Loans contractually delinquent 60-89 days or more decreased $465 from December 31, 2012 to $357 at September 30, 2013, and loans contractually delinquent 90 days or more increased $897 from December 31, 2012 to $2,061 at September 30, 2013, primarily as a result of similar movement in delinquent one-to-four family real estate loans and one commercial land development loan, a troubled debt restructuring that is now greater than 90 days past due.

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

The following tables present impaired loans at September 30, 2013, September 30, 2012 and December 31, 2012, respectively:

	Nine Months Ended September 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,301	$1,559	$—	$1,536	$10	$10
Home equity lines of credit and other 2nd mortgages	34	125	—	70	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	297	451	—	149	1	1

Total real estate loans	1,632	2,135	—	1,755	11	11

Commercial and industrial	20	20	—	10	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:				—	—	—
Purchased indirect automobile	—	—	—	—	—	—
Other	—	28	—	—	—	—

Total consumer loans	—	28	—	—	—	—

Total loans	$1,652	$2,183	$—	$1,765	$11	$11

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,089	$1,224	$125	$902	$6	$6
Home equity lines of credit and other 2nd mortgages	92	100	44	76	1	1
Multi-family	—	—	—	—	—	—
Commercial	2,587	3,048	277	2,035	14	14
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	426	3	3

Total real estate loans	3,768	4,372	446	3,439	24	24

Commercial and industrial	3	4	3	5	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	13	—	—
Other	2	2	1	1	—	—

Total consumer loans	2	2	1	14	—	—

Total loans	3,773	4,378	450	3,458	24	24

Total	$5,425	$6,561	$450	$5,223	$35	$35

	Nine Months Ended September 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,143	$1,355	$—	$1,126	$15	$15
Home equity lines of credit and other 2nd mortgages	—	18	—	56	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	695	9	9
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,143	1,373	—	1,877	25	25

Commercial and industrial	—	16	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	24	—	—	—	—

Total consumer loans	—	24	—	—	—	—

Total loans	$1,143	$1,413	$—	$1,877	$25	$25

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,146	$1,231	$87	$1,906	$25	$25
Home equity lines of credit and other 2nd mortgages	45	45	45	101	1	1
Multi-family	—	—	—	459	6	6
Commercial	1,390	1,390	103	695	9	9
Farmland	—	—	—	—	—	—
Construction and land development	852	1,104	157	939	13	13

Total real estate loans	3,433	3,770	392	4,100	54	54

Commercial and industrial	7	7	7	28	1	1
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	38	38	10	24	—	—
Other	—	—	—	2	—	—

Total consumer loans	38	38	10	26	—	—

Total loans	3,478	3,815	17	4,154	1	1

Total	$4,621	$5,228	$409	$6,031	$80	$80

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,338	$3	$3	$1,043	$6	$6
Home equity lines of credit and other 2nd mortgages	34	—	—	54	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	149	—	—	—	—	—

Total real estate loans	1,521	3	3	1,097	7	7

Commercial and industrial	10	—	—	25	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total consumer loans	—	3	3	—	—	—

Total loans	$1,531	$3	$3	$1,122	$7	$7

Loans with a specific allowance
Real estate loans:
One-to-four family	$856	$2	$2	$1,330	$7	$7
Home equity lines of credit and other 2nd mortgages	89	—	—	52	1	1
Multi-family	—	—	—	453	2	2
Commercial	2,609	6	6	1,390	7	7
Farmland	—	—	—	—	—	—
Construction and land development	194	1	1	911	5	5

Total real estate loans	3,748	9	9	4,136	22	22

Commercial and industrial	4	—	—	4	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	9	—	—	27	—	—
Other	1	—	—	—	—	—

Total consumer loans	10	—	—	27	—	—

Total loans	3,762	9	9	4,167	22	22

Total	$5,293	$12	$12	$5,289	$29	$29

	December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,770	$2,130	$—	$1,439	$24	$24
Home equity lines of credit and other 2nd mortgages	106	127	—	109	2	2
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	695	11	11
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,876	2,257	—	2,243	37	37

Commercial and industrial	—	17	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	23	—	—	—	—

Total consumer loans	—	23	—	—	—	—

Total	$1,876	$2,297	$—	$2,243	$37	$37

Loans with a specific allowance
Real estate loans:
One-to-four family	$714	$722	$112	$1,690	$28	$28
Home equity lines of credit and other 2nd mortgages	60	60	48	108	2	2
Multi-family	—	—	—	459	8	8
Commercial	1,482	1,482	81	741	12	12
Farmland	—	—	—	—	—	—
Construction and land development	851	1,103	176	939	15	15

Total real estate loans	3,107	3,367	417	3,937	65	65

Commercial and industrial	7	7	7	29	1	1
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	25	25	7	17	—	—
Other	—	—	—	2	—	—

Total consumer loans	25	25	7	19	—	—

Total loans	3,139	3,399	431	3,985	66	66

Total	$5,015	$5,696	$431	$6,228	$103	$103

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

The following table presents the recorded balance of troubled debt restructurings as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Real estate loans:
One-to-four family	$1,937	$1,814
Home equity lines of credit and other 2nd mortgages	—	6
Multi-family	—	—
Commercial	—	1,482
Farmland	—	—
Construction and land development	297	851

Total real estate loans	2,234	4,153

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$2,234	$4,153

The following table represents loans modified as troubled debt restructures during the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Real estate loans:
One-to-four family	—	$—	—	$—
Home equity lines of credit and other 2nd mortgages	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Farmland	—	—	—	—
Construction and land development	—	—	—	—

Total real estate loans	—	—	—	—

Commercial and industrial	—	—	—	—
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—
Other	—	—	—	—

Total consumer loans	—	—	—	—

Total	—	$—	—	$—

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Real estate loans:
One-to-four family	1	$245	1	$65
Home equity lines of credit and other 2nd mortgages	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	1	1,390
Farmland	—	—	—	—
Construction and land development	—	—	—	—

Total real estate loans	1	245	2	1,455

Commercial and industrial	—	—	—	—
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—
Other	—	—	—	—

Total consumer loans	—	—	—	—

Total	1	$245	2	$1,455

During the nine month period ended September 30, 2013, the Company modified one residential real estate loan, with a recorded investment of $245 prior to modification, which was deemed a TDR. The modification involved both an interest rate and maturity concession, which resulted in an impairment loss of $16 based upon the present value of expected future cash flows.

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

As of September 30, 2013 and December 31, 2012, the Company had one loan and no loans, respectively, in default that had been modified within the previous 12 months as TDR. As of September 30, 2013, there were three TDRs secured by one-to-four family real estate totaling $589 and one TDR secured by commercial land for development of $297, all of which were in default.

The following table presents the Company’s nonaccrual loans at September 30, 2013 and December 31, 2012. Nonaccrual loans include troubled debt restructurings of $1,125 and $3,219 at September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013	December 31, 2012

Mortgages on real estate:
One-to-four family	$2,290	$2,484
Home equity lines of credit and other 2nd mortgages	126	166
Multi-family residential	—	—
Commercial	2,587	1,482
Construction and land development	297	851
Commercial and industrial	3	7
Agricultural	20	—
Consumer Loans:
Purchased indirect automobile	2	—
Other consumer	—	—

Total	$5,325	$4,990

Note 8:      Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity at September 30, 2013 and December 31, 2012, are summarized as follows:

	September 30, 2013	December 31, 2012

Net unrealized gain (loss) on securities available-for-sale	$(6)	$10
Tax effect	2	(3)

Net-of-tax amount	$(4)	$7

Note 9:      Income Taxes

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense for the nine months ended September 30, 2013 and 2012 is shown below:

	Nine Months Ended September 30,
	2013	2012

Computed at the statutory rate (34%)	$213	$207
Decrease resulting from
Tax exempt interest	(10)	(2)
Changes in deferred tax valuation allowance	(89)	(87)
Cash surrender value of life insurance	(29)	(31)
Other	24	(27)

Actual expense	$109	$60

Tax expense as a percentage of pre-tax income	17.38%	9.87%

The decreases in the valuation allowance of $89 and $87, respectively, in 2013 and 2012 are due to the reversals of a portion of the previous valuation allowance related to capital losses incurred in prior periods. Management believes the Company has capital gains to enable a portion of the capital losses to be utilized prior to expiration.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Available-for-sale securities:
US Government and federal agency	$980	$—	$980	$—
Mortgage-backed securities – GSE residential	675	—	675	—
State and political subdivisions	3,959	—	3,959	—
Equity securities	489	32	457	—

Loan servicing rights	550	—	—	550

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Available-for-sale securities:
US Government and federal agency	$3,185	$—	$3,185	$—
Mortgage-backed securities – GSE residential	779	—	779	—
State and political subdivisions	3,449	—	3,449	—
Equity securities	466	18	448	—

Loan servicing rights	412	—	—	412

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Loan Servicing Rights

Balance, January 1, 2013	$412

Total realized and unrealized gains and losses included in net income	110
Servicing rights that result from asset transfers	120
Loans refinanced	(92)

Balance, September 30, 2013	$550

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2013:

Impaired loans (collateral dependent)	$4,975	$—	$—	$4,975
Foreclosed assets	115	—	—	115

December 31, 2012:

Impaired loans (collateral dependent)	$2,570	$—	$—	$2,570
Foreclosed assets	616	—	—	616

The following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Collateral-dependent Impaired Loans, Net of ALLL

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company. Appraisals are reviewed for accuracy and consistency by the Company. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Company by comparison to historical results. Fair value adjustments on impaired loans were $(136) and $(65) at September 30, 2013 and December 31, 2012.

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

Fair value adjustments on foreclosed assets were $(15) at September 30, 2013 compared to $(209) at December 31, 2012.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (dollars in thousands).

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Foreclosed assets	$115	Market comparable properties	Comparability adjustments (%)	Not available
Collateral-dependent impaired loans	4,975	Market comparable properties	Marketability discount	10%	-	30%	(25%)

Loan servicing rights	550	Discounted cash flow	Discount rate	9%	-	11%	(10%)
			PSA standard prepayment model rate		476

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$2,570	Market comparable properties	Marketability discount	10%	-	30%	(22%)
Foreclosed assets	616	Market comparable properties	Comparability adjustments (%)	10%	-	40%	(27%)

Mortgage servicing rights	412	Discounted cash flow	Discount rate	9%	-	11%	(10%)
			PSA standard prepayment model rate		421

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Financial assets
Cash and cash equivalents	$22,347	$22,347	$—	$—
Interest-bearing deposits with other financial institutions	8,125	—	8,125	—
Held-to-maturity securities	874	—	893	—
Loans, net of allowance for loan losses	116,859	—	119,691	—
Federal Home Loan Bank stock	870	—	870	—
Accrued interest receivable	983	—	983	—

Financial liabilities
Deposits	131,720	—	129,105	—
Federal Home Loan Bank advances	11,383	—	11,452	—
Advances from borrowers for taxes and insurance	194	—	194	—
Accrued interest payable	24	—	24	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Financial assets
Cash and cash equivalents	$22,859	$22,859	$—	$—
Interest-bearing deposits with other financial institutions	9,126	—	9,126	—
Held-to-maturity securities	1,263	—	1,314	—
Loans, net of allowance for loan losses	114,976	—	117,099	—
Federal Home Loan Bank stock	1,404	—	1,404	—
Accrued interest receivable	612	—	612	—

Financial liabilities
Deposits	133,985	—	136,816	—
Federal Home Loan Bank advances	12,357	—	12,682	—
Advances from borrowers for taxes and insurance	382	—	382	—
Accrued interest payable	29	—	29	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

Note 12:      Regulatory Matters and Subsequent Event

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

On November 8, 2013, the Company received notification that the FRB terminated the MOU, effective November 5, 2013, due to the Company’s compliance with the MOU and the Company’s improved financial condition.

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

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

●	increased competition among depository and other financial institutions;

●	our ability to successfully diversify our loan portfolio without experiencing a significant decrease in asset quality;

●	our ability to attract and maintain deposits;

●	expenses and diversion of management’s time and attention resulting from our efforts to oppose stockholder nominations that we do not believe are in the best interests of stockholders;

●

changes interest rates generally, including changes in the relative differences between short-term and long-term interest rates, that may affect our interest margins, reduce the fair value of our financial instruments, or affect our access to funding sources;

●	declines in the yield on our assets resulting from the current low interest rate environment;

●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

●	risks related to high concentration of loans secured by real estate located in our market areas;

●	loan delinquencies and changes in the underlying cash flows of borrowers;

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

●	the impact of the Basel III capital rules as adopted by the federal banking agencies;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our reliance on a small executive staff;

●	changes in consumer spending, borrowing and savings habits;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	risks and costs related to operating as a publicly traded company;

●

changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team and to address staffing needs in response to product demand and to implement our strategic plans;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	failure or security breaches of computer systems in which we depend;

●	the ability of key third-party service providers to perform their obligations to us;

●	changes in the financial condition or future prospects of issuers of securities that we own; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services

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

As further discussed in Note 12 to the financial statements included herein, the Company entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”). Effective July 21, 2011, supervisory authority with respect to the MOU was transferred from the OTS to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). On November 8, 2013, the Company received notification that the Federal Reserve Board terminated the MOU, effective November 5, 2013, due to the Company’s compliance with the MOU and the Company’s improved financial condition.

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

At September 30, 2013, the Bank was categorized as “well capitalized” under regulatory capital requirements.

During the three and nine months ended September 30, 2013, the Bank paid the Company dividends totaling $0 and $373,000, respectively, to fund expenses of the Company.

On February 20, 2013, with the consent of the Federal Reserve Board, the Company paid a special cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of February 6, 2013.

The following discussion compares the financial condition of the Company and its wholly owned subsidiary, Harvard Savings Bank, at September 30, 2013 to its financial condition at December 31, 2012, and the results of operations for the three months and nine months ended September 30, 2013 to the same periods in 2012. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

FINANCIAL CONDITION

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets at September 30, 2013 decreased $2.5 million, or 1.5%, to $166.8 million from $169.4 million at December 31, 2012. Total liabilities decreased $3.2 million, or 2.1%, to $146.6 million at September 30, 2013 from $149.8 million at December 31, 2012. The modest changes in total assets and liabilities were consistent with our strategy to limit growth of our balance sheet in the current economic environment.

Cash and cash equivalents decreased $512,000 to $22.3 million at September 30, 2013 from $22.9 million at December 31, 2012. Cash and cash equivalents includes securities purchased under agreements to resell, which decreased $237,000 to $18.8 million at September 30, 2013 from $19.0 million at December 31, 2012. These agreements to resell securities represent short-term cash investment alternatives that are over-collateralized with collateral that is guaranteed by the “full faith and credit” of the United States government. Interest-bearing deposits with other financial institutions decreased $1.0 million to $8.1 million at September 30, 2013 from $9.1 million at December 31, 2012. These deposits are certificates of deposit we have placed with other financial institutions with terms from three months to five years and are fully covered by FDIC deposit insurance. Available-for-sale securities decreased $1.8 million to $6.1 million at September 30, 2013 from $7.9 million at December 31, 2012. This decrease was primarily due to maturities and pay-downs on those securities, offset partially by purchases of debt securities totaling $1.1 million. Held-to-maturity securities totaled $874,000 at September 30, 2013, a decrease of $389,000 from $1.3 million at December 31, 2012 as a result of maturities and pay-downs on those securities and no purchases. The investments in those deposits and securities were based on liquidity, yield and credit quality considerations.

Loans, net of allowance increased $1.9 million to $116.9 million at September 30, 2013 from $115.0 million at December 31, 2012. During the nine months ended September 30, 2013, loan originations, advances and purchases were $63.3 million, which were offset by $15.2 million in loans sold, $45.5 million of loan repayments and payoffs, net of $427,000 in charge offs and transfers to foreclosed assets of $351,000. The increase in loans during 2013 was due primarily to increases of $2.3 million, $396,000, $3.5 million and $592,000, respectively, in the farmland, commercial and industrial, agricultural, and purchased indirect automobile loan portfolios, offset partially by decreases of $2.7 million, $1.4 million, and $1.1 million, respectively, in the one-to-four family, home equity lines of credit and other second mortgage, and construction and land development real estate loan portfolios, respectively. The increases in farmland, commercial and industrial, agricultural loan and purchased indirect automobile loan portfolios reflect the implementation of our strategy to reduce asset duration and loan concentrations by expanding our lending activity in those portfolios. Substantially all of our farmland, agricultural, and commercial and industrial loans originated during 2013 were in our market area.

The decrease in our one- to four-family loans during 2013 was primarily due to repayments, early payoffs and $9.0 million in loans sold to Fannie Mae, which generated $131,000 in net gains on loan sales, partially offset by loan originations of $13.8 million. The decrease in the one- to four-family loan portfolio reflects our strategy to sell substantially all our conforming one-to four-family loans based on yield and duration considerations. The decreases in home equity line of credit and other second mortgage, and construction and land development real estate loan portfolios were primarily due to tighter underwriting guidelines and weak loan demand in those categories.

All other assets, consisting of premises and equipment, Federal Home Loan Bank stock, foreclosed assets held for sale, accrued interest receivable, deferred income taxes, bank-owned life insurance, loan servicing rights and other assets decreased $751,000 to $12.5 million at September 30, 2013 from $13.3 million at December 31, 2012. The largest component of other assets was our investment in bank-owned life insurance, which increased $87,000 to $4.4 million at September 30, 2013. The largest change was in Federal Home Loan Bank stock, which decreased $534,000 to $870,000 at September 30, 2013 from $1.4 million at December 31, 2012 resulting from the Company’s redemption of a substantial portion of its remaining excess stock at its carrying amount. At September 30, 2013, the Company’s deferred tax asset relating to unused capital loss carryovers and unrealized capital losses on other than temporary impairment of equity securities totaled $159,000. Management has established a valuation allowance for the deferred tax asset related to those capital losses of $129,000 at September 30, 2013, a non-recurring decrease of $89,000 from the December 31, 2012 balance of $218,000. The decrease in the valuation allowance in the nine months ended September 30, 2013 was due to the reversal of a previous valuation allowance related to capital losses. The Company now believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

Total deposits decreased $2.3 million to $131.7 million at September 30, 2013 from $134.0 million at December 31, 2012. The net decrease in deposits was due to our strategy to control growth in the current economic environment. Federal Home Loan Bank advances decreased $974,000 to $11.4 million at September 30, 2013 from $12.4 million at December 31, 2012. The Bank maintained sufficient liquidity levels to allow more advances to mature without renewal. Noninterest bearing liabilities increased $61,000 to $3.5 million at September 30, 2013 from $3.4 million at December 31, 2012. The largest component of noninterest bearing liabilities is deferred compensation which increased $67,000 in 2013 to $2.4 million at September 30, 2013 from $2.3 million at December 31, 2012. The largest change was in advances by borrowers for taxes and insurance which decreased $188,000 to $194,000 at September 30, 2013 from $382,000 at December 31, 2012, primarily due to typical seasonal fluctuations.

Total stockholders’ equity increased by $632,000 or 3.2% to $20.2 million at September 30, 2013 from $19.6 million at December 31, 2012. The increase in stockholders’ equity for the nine months ended September 30, 2013 resulted primarily from net income of $518,000, the recognition of ESOP compensation expense of $44,000, the recognition of stock – based compensation expense related to the 2011 Incentive Equity Plan of $86,000 and proceeds from common stock issued upon exercise of options of $140,000, offset partially by the decrease in other accumulated comprehensive income of $11,000, dividends paid of $82,000 and the increase in the contingent repurchase obligation for the ESOP of $63,000.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2013 and September 30, 2012

General. Net income for the three months ended September 30, 2013 was $165,000 compared to net income of $312,000 for the three months ended September 30, 2012, a decrease in net income of $147,000 or 47.1%. The decrease in net income was due to a decrease in interest and dividend income of $239,000 and an increase in noninterest expense of $52,000, partially offset by an increase in noninterest income of $37,000, and decreases in interest expense, the provision for loan losses and the provision for income taxes of $57,000, $26,000 and $24,000, respectively.

Interest and Dividend Income. Total interest and dividend income decreased $239,000 or 13.1% to $1.6 million for the three months ended September 30, 2013 from $1.8 million for the same period in 2012. Although average interest-earning assets increased $177,000 to $158.5 million for the three months ended September 30, 2013 from $158.3 million for the three months ended September 30, 2012, the average yield decreased 61 basis points to 4.01% from 4.62%. This decrease was primarily due to the repricing of loans to lower rates in the current interest rate environment and weaker loan demand. Interest and fees on loans decreased $238,000 or 13.8% to $1.5 million for the three months ended September 30, 2013 from $1.7 million for the same period in 2012, as the average balance of loans decreased $4.7 million to $118.2 million primarily due to repayments and sales of loans outpacing originations and purchases of loans, and the average yield on loans decreased by 58 basis points to 5.03% from 5.61%. Interest income on securities and other interest-earning assets decreased $1,000 or 0.1% to $102,000 for the three months ended September 30, 2013 compared to $103,000 for the three months ended September 30, 2012, as the average yield on those assets decreased 15 basis points to 1.01% from 1.16%, due to the lower interest rate environment, offset partially by an increase in the average balances of those assets of $4.9 million to $40.3 million from $35.4 million.

Interest Expense. Total interest expense decreased $57,000 or 13.2% to $376,000 for the three months ended September 30, 2013 from $433,000 for the same period in 2012. Interest expense on deposit accounts decreased $31,000 or 9.0% to $315,000 for the three months ended September 30, 2013 from $346,000 for the same period in 2012. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificates of deposit of $37,000. The average balance in certificates of deposits and brokered certificates of deposit decreased $2.7 million with the cost of these deposits decreasing 14 basis points to 1.56% from 1.70%. The decrease in interest expense on certificates of deposit and brokered certificates of deposit accounts was partially offset by an increase in interest expense on savings, NOW and money market accounts of $6,000 to $27,000 for the three months ended September 30, 2013 from $21,000 for the same period in 2012. The average balances of savings, NOW and money market accounts increased $2.2 million to $52.1 million from $49.9 million and the cost of these deposits increased 4 basis points to 0.21% during the three months ended September 30, 2013 from 0.17% during the three months ended September 30, 2012. The reduction in the average cost of deposits was the result of the repricing of maturing certificates deposit at lower rates in the current interest rate environment, and the execution of our business strategy to focus on growth of our lower-cost core deposits.

Interest expense on Federal Home Loan Bank advances decreased $26,000 to $61,000 for the three months ended September 30, 2013 from $87,000 for the three months ended September 30, 2012. The average cost of advances decreased 52 basis points to 1.68% for the three months ended September 30, 2013 from 2.20% for the comparable period in 2012. The decrease in the cost of borrowed funds was primarily due to the repricing of maturing advances at lower rates and shorter maturities in the current interest rate environment, and by the decrease in the average balances of borrowed funds of $1.3 million. The modest decrease in the average balance of advances was due to adhering to our business strategy to lessen our reliance on borrowed funds and focus on growth of our lower-cost core deposits.

Net Interest Income. Net interest income decreased $182,000 or 13.1% to $1.2 million for the three months ended September 30, 2013 from $1.4 million for the three months ended September 30, 2012, primarily as a result of a decrease in our net interest rate spread of 46 basis points to 2.94% from 3.40%. Our net interest margin decreased 46 basis points to 3.06% for the three months ended September 30, 2013 from 3.52% for the three months ended September 30, 2012. The decreases in our net interest rate spread and net interest margin reflected the significant decrease in interest and fees on loans due to repricing at current market interest rates as well as the decrease in average balance for loans in 2013 compared to 2012 due to weaker loan demand. The decreases in our net interest rate spread and net interest margin were offset partially by the ratio of our average interest-earning assets to average interest-bearing liabilities which increased to 112.87% for the three months ended September 30, 2013 from 111.34% for the same period in 2012.

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

Based upon our evaluation of these factors, a provision of $148,000 was recorded for the three months ended September 30, 2013, a decrease of $26,000 or 14.9% from $174,000 for the three months ended September 30, 2012. The provision for loan losses reflected net charge offs of $211,000 for the three months ended September 30, 2013, compared to $349,000 for the three months ended September 30, 2012. The allowance for loan losses was $2.5 million, or 2.09% of total loans at September 30, 2013, compared to $2.6 million, or 2.17% of total loans at December 31, 2012. At September 30, 2013, we had identified substandard loans totaling $5.4 million, all of which were considered impaired, and maintained an allowance for loan losses of $450,000 allocated to these loans. At December 31, 2012, we considered all substandard loans totaling $5.0 million impaired and maintained an allowance for loan losses of $431,000 allocated to these loans. We used the same methodology in assessing the allowance for each period.

The allowance as a percent of nonperforming loans decreased to 46.95% at September 30, 2013 from 55.03% at September 30, 2012. Nonperforming loans totaled $5.3 million at September 30, 2013, compared to $4.6 million at September 30, 2012, an increase of $691,000 or 14.9%. All nonperforming loans were considered impaired at September 30, 2013 and 2012, and allowances for impaired loans increased $41,000 or 10.0% to $450,000 at September 30, 2013 from $409,000 at September 30, 2012. Net charge-offs as a percent of average total loans outstanding decreased to 0.71% for the three months ended September 30, 2013 from 1.14% for the same three months in 2012, due to a decrease in net charge-offs of $138,000 to $211,000, partially offset by a $4.7 million decrease in average loans outstanding to $118.2 million.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2013 and 2012, respectively.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of September 30, 2013 and December 31, 2012 (dollars in thousands).

	September 30, 2013			December 31, 2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Real estate loans:
One-to-four-family	$593	23.72%	32.83%	$668	26.20%	35.61%
Home equity line of credit and other 2nd mortgage	316	12.64	6.72	333	13.06	8.02
Multi-family	6	.24	.10	3	0.12	0.04
Commercial	733	29.32	16.84	530	20.78	17.01
Farmland	217	8.68	11.77	176	6.90	10.01
Construction and land development	47	1.88	.64	275	10.78	1.56
Total real estate loans	1,912	76.48	68.90	1,985	77.84	72.25
Commercial and industrial	110	4.40	4.86	151	5.93	4.60
Agriculture	361	14.44	19.78	301	11.80	17.10
Consumer loans:
Purchased indirect automobile	116	4.64	6.35	112	4.39	5.95
Other	1	.04	.11	1	0.04	0.10
Total consumer loans	117	4.68	6.46	113	4.43	6.05
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$2,500	100.00%	100.00%	$2,550	100.00%	100.00%

The decrease in the allowance for loan losses allocated to one-to-four-family real estate loans was primarily due to decreases in the balance and required reserves for performing loans of $2.6 million and $113,000, respectively, from December 31, 2012 to September 30, 2013. The increase in the allowance for loan losses allocated to commercial real estate loans was primarily due to an increase in the balance and required reserves for impaired loans of $1.1 million and $196,000, respectively, from December 31, 2012 to September 30, 2013, partially offset by a decrease in loans collectively evaluated for impairment of $1.0 million. The increase in the allowance for loan losses allocated to farmland loans was primarily due to the increase in the balance of performing loans of $2.3 million. The decrease in the allowance for loan losses allocated to construction and land development real estate loans was primarily due to a decrease in the balance and required reserves for impaired loans of $554,000 and $176,000, respectively, from December 31, 2012 to September 30, 2013, The increase in the allowance for loan losses allocated to agriculture loans was primarily due to the increase in the balance of performing loans of $3.5 million.

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At September 30, 2013	At December 31, 2012

Non-accrual loans:
Real estate loans:
One-to-four family	$2,290	$2,484
Home equity lines of credit and other 2nd mortgage	126	166
Farmland	—	—
Multi-family residential	—	—
Commercial	2,587	1,482
Construction and land development	297	851

Total real estate loans	5,300	4,983

Commercial and industrial	3	7
Agricultural	20	—
Consumer loans:
Purchased indirect automobile	2	—
Other	—	—

Total consumer loans	2	—

Total non-accrual loans	5,325	4,990

Accruing loans past due 90 days or more:
One-to four-family	—	—
Total accruing loans past due 90 days or more	—	—

Total of nonaccrual and 90 days or more past due loans	5,325	4,990

Other real estate owned:
One-to four family	230	187
Commercial	—	616

Total other real estate owned	230	803

Repossessed automobiles	68	83

Total non-performing assets	5,623	5,876

Troubled debt restructurings (not included in nonaccrual loans above)	1,109	934

Total non-performing assets and troubled debt restructurings	$6,732	$6,810

Total non-performing loans to total loans	4.46%	4.25%
Total non-performing assets to total assets	3.37%	3.47%
Total non-performing loans and troubled debt restructurings to total loans	5.39%	5.04%
Total non-performing assets and troubled debt restructurings to total assets	4.04%	4.02%

Total non-performing assets, including troubled debt restructurings, decreased $78,000 or 1.1% to $6.7 million at September 30, 2013, compared to $6.8 million at December 31, 2012. Total non-performing assets, including troubled debt restructurings, to total assets were 4.0% at September 30, 2013 and December 31, 2012, respectively. Troubled debt restructurings included in nonaccrual loans totaled $1.1 million at September 30, 2013, compared to $3.2 million at December 31, 2012.

Non-performing one- to four-family real estate loans totaled $2.3 million at September 30, 2013 and consisted of 18 loans secured by properties located in our market area. Those loans included four loans totaling $828,000 that are troubled debt restructurings, which resulted in charge-offs of $99,000 during the nine months ended September 30, 2013, including three loans totaling $589,000 that were in the process of foreclosure. Non-performing one- to four-family real estate loans at September 30, 2013 included four other loans totaling $536,000 that were in the process of foreclosure, and resulted in charge-offs of $16,000 during the nine months ended September 30, 2013. Non-performing one- to four-family real estate loans at September 30, 2013 included ten other loans totaling $926,000 that were in the process of collection. We maintained impairment allowances of $125,000 on the non-performing one- to four-family real estate loans at September 30, 2013.

Non-accrual home equity lines of credit and other second mortgage loans totaled $126,000 at September 30, 2013 and consisted of eight loans secured by properties located in our market area. Non-accrual home equity lines of credit and other second mortgage loans included one loan that totaled $6,000 that was a troubled debt restructuring and was fully charged-off during the nine months ended September 30, 2013. Non-performing accrual home equity lines of credit and other second mortgage loans at September 30, 2013 included four other loans totaling $35,000 that were in the process of foreclosure, and resulted in charge-offs of $69,000 during the nine months ended September 30, 2013. Non-accrual home equity lines of credit and other second mortgage loans included three other loans in the process of collection totaling $91,000. We maintained impairment allowances of $44,000 on the non-performing home equity lines of credit and other second mortgage loans at September 30, 2013.

Non-accrual commercial real estate loans totaled $2.6 million at September 30, 2013 and consisted of one loan, secured by a non-owner occupied property located in our market area. The property was reappraised in 2013. We maintained an impairment allowance of $277,000 on the non-performing commercial real estate loan at September 30, 2013.

Non-accrual construction and land development loans totaled $297,000 at September 30, 2013 and consisted of one commercial land development loan secured by property in our market area that was refinanced in a troubled debt restructuring in 2011 which provided for both interest rate and maturity concessions. At September 30, 2013, the loan was more than 90 days past due and in the process of foreclosure, and resulted in charge-offs of $91,000 during the nine months ended September 30, 2013.

Other non-performing loans, which consisted of one commercial and industrial loan, two purchased indirect automobile loans, one agricultural loan and three other consumer loans, totaled $25,000 at September 30, 2013. We maintained impairment allowances of $4,000 on those loans at September 30, 2013.

Other real estate owned totaled $230,000 at September 30, 2013, net of $31,000 in write-downs during the nine months ended September 30, 2013, consisted of four residential real estate properties. All the properties are located in our market area. The properties are carried at estimated fair value less costs to sell.

In addition, we had $68,000 of repossessed automobiles at September 30, 2013.

The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at September 30, 2013 and December 31, 2012.  Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list (in thousands).

	September 30, 2013	December 31, 2012

Watch loans	$6,806	$5,590
Special Mention loans	2,208	1,104
Substandard loans	5,425	5,015

Total watch list loans	$14,439	$11,709

The $2.7 million net increase in watch list loans during the nine months ended September 30, 2013 is primarily due to problem one-to-four family real estate loans, which increased by $2.2 million in 2013.

Noninterest Income. Noninterest income increased $37,000 or 22.4% to $202,000 for the three months ended September 30, 2013 from $165,000 for the three months ended September 30, 2012. The increase was primarily due to an increase in net realized gains on loan sales of $30,000 for the three months ended September 30, 2013, compared to the same period in 2012. Net realized gains of $26,000 and $55,000 were recognized on loans sold of $3.4 million and $4.9 million for the three months ended September 30, 2013 and 2012, respectively. Net realized gains on loans sales also included the net increase (decrease) in fair value of loan servicing rights of $21,000 and $(38,000) for the three months ended September 30, 2013 and 2012, respectively. Brokerage commission income decreased $5,000 to $0 for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to the Company exiting that line of business in 2013.

Noninterest Expense. Noninterest expense increased $52,000 or 5.1% to $1.1 million for the three months ended September 30, 2013 from $1.0 million for the three months ended September 30, 2012. Increases in compensation and benefits, occupancy, professional fees, marketing, office supplies, and other expenses in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 of $6,000, $12,000, $43,000, $3,000, $10,000 and $54,000, respectively, were partially offset by decreases in data processing, indirect automobile loan servicing fees and foreclosed assets, net of $3,000, $1,000 and $72,000, respectively. The lower professional fees in 2012 were due primarily to a nonrecurring credit negotiated for certain outstanding legal and professional fees. The increase in other expenses was primarily due to an uninsured loss of $35,000 accrued in 2013. The decrease in foreclosed assets, net, was due primarily to gains, net of write-downs on foreclosed assets held for sale of $45,000 for the three months ended September 30, 2013, compared to losses and write-downs of $27,000 for the same period in 2012.

Provision for Income Taxes. The provision for income taxes decreased $24,000 or 43.6% to $31,000 for the three months ended September 30, 2013 from $55,000 for the same period in 2012. The effective tax provision as a percent of pre-tax income was 15.8% and 15.0% for the three months ended September 30, 2013 and 2012, respectively. The provision for income taxes in 2013 reflects the impact of a $171,000 decrease in pre-tax income for the three months ended September 30, 2013 compared to the same period in 2012, offset partially by a smaller non-recurring decrease in valuation allowances recorded for deferred tax assets related to capital losses on equity securities of $30,000 compared to $47,000 in 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and September 30, 2012

General. Net income for the nine months ended September 30, 2013 was $518,000 compared to net income of $548,000 for the nine months ended September 30, 2012, a decrease of $30,000 or 5.5%. The decrease in net income was due to a decrease in interest income of $654,000, and an increase in the provision for income taxes of $49,000, partially offset by an increase in noninterest income of $160,000, and decreases in interest expense, the provision for loan losses and noninterest expense of $191,000, $141,000 and $181,000, respectively.

Interest and Dividend Income. Total interest and dividend income decreased $654,000 or 11.9% to $4.8 million for the nine months ended September 30, 2013 from $5.5 million for the same period in 2012. Although average interest-earning assets increased $678,000 to $159.0 million for the nine months ended September 30, 2013 from $158.4 million for the nine months ended September 30, 2012, the average yield decreased 57 basis points to 4.05% from 4.62%. This decrease was primarily due to the repricing of loans to lower rates in the current interest rate environment and weaker loan demand. Interest and fees on loans decreased $646,000 or 12.5% to $4.5 million for the nine months ended September 30, 2013 from $5.2 million for the same period in 2012, as the average balance of loans decreased $4.1 million to $118.3 million primarily due to repayments and sales of loans outpacing originations and purchases of loans, and the average yield on loans decreased by 53 basis points to 5.10% from 5.63%. Interest income on securities and other interest-earning assets decreased $8,000 or 2.5% to $306,000 for the nine months ended September 30, 2013 compared to $314,000 for the nine months ended September 30, 2012, as the average yield on those assets decreased 16 basis points to 1.00% from 1.16%, due to the lower interest rate environment, offset partially by an increase in the average balances of those assets of $4.7 million to $40.7 million from $36.0 million.

Interest Expense. Total interest expense decreased $191,000 or 14.2% to $1.2 million for the nine months ended September 30, 2013 from $1.3 million for the nine months ended September 30, 2012. Interest expense on deposit accounts decreased $126,000 or 11.7% to $953,000 for the nine months ended September 30, 2013 from $1.1 million for the same period in 2012. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificates of deposit of $142,000. The average balance in certificates of deposits and brokered certificates of deposit decreased $2.9 million with the cost of these deposits decreasing 19 basis points to 1.56% from 1.75%. The decrease in interest expense on certificates of deposit and brokered certificates of deposit accounts was partially offset by an increase in interest expense on savings, NOW and money market accounts of $16,000 to $77,000 for the nine months ended September 30, 2013 from $61,000 for the same period in 2012. The average balances of savings, NOW and money market accounts increased $1.8 million to $52.5 million from $50.7 million and the cost of these deposits increased 4 basis points to 0.20% during the nine months ended September 30, 2013 from 0.16% during the nine months ended September 30, 2012. The reduction in the average cost of deposits was the result of the repricing of maturing certificates deposit at lower rates in the current interest rate environment, and the execution of our business strategy to focus on growth of our lower-cost core deposits.

Interest expense on Federal Home Loan Bank advances decreased $65,000 or 24.5% to $200,000 for the nine months ended September 30, 2013 from $265,000 for the nine months ended September 30, 2012. The average cost of advances decreased 60 basis points to 2.00% for the nine months ended September 30, 2013 from 2.60% for the comparable period in 2012, and by a decrease in the average balances of advances of $250,000. The decrease in the cost of borrowed funds was primarily due to the repricing of maturing advances at lower rates and shorter maturities in the current interest rate environment. The modest decrease in the average balance of advances was due to adhering to our business strategy to lessen our reliance on borrowed funds and focus on growth of our lower-cost core deposits.

Net Interest Income. Net interest income decreased $463,000 or 11.2% to $3.7 million for the nine months ended September 30, 2013 from $4.1 million for the nine months ended September 30, 2012, primarily as a result of a decrease in our net interest rate spread of 39 basis points to 2.96% from 3.35%. Our net interest margin decreased 40 basis points to 3.08% for the nine months ended September 30, 2013 from 3.48% for the nine months ended September 30, 2012. The decreases in our net interest rate spread and net interest margin reflected the significant decrease in interest and fees on loans due to repricing at current market interest rates as well as the decrease in average balance for loans in 2013 compared to 2012 due to weaker loan demand. The decreases in our net interest rate spread and net interest margin were offset partially by the ratio of our average interest-earning assets to average interest-bearing liabilities which increased to 113.06% for the nine months ended September 30, 2013 from 111.51% for the same period in 2012.

Provision for Loan Losses.

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	2013	2012

Allowance at beginning of period	$2,550	$2,575
Provision for loan losses	341	482
Charge-offs:
Real estate loans:
One-to four family	180	264
Home equity line of credit and other 2nd mortgage	69	22
Multi-family residential	—	—
Farmland	—	—
Commercial	—	—
Construction and land development	151	172

Total charge-offs, real estate loans	400	458
Commercial and industrial	—	16
Agricultural	—	—
Consumer loans:
Purchased indirect automobile	27	42
Other	—	—
Total charge-offs, consumer loans	27	42
Total charge-offs	427	516

Recoveries:
Real estate loans:
One-to four family	29	—
Commercial	—	—
Total recoveries, real estate loans	29	—
Consumer loans:
Purchased indirect automobile	2	8
Other	5	1
Total recoveries, consumer loans	7	9
Total recoveries	36	9

Net charge-offs	391	507

Allowance at end of period	$2,500	$2,550

Allowance to non-performing loans	46.95%	55.03%
Allowance to total loans outstanding at the end of the period	2.09%	2.13%
Net charge-offs to average total loans outstanding during the period	0.44%	0.55%

A provision of $341,000 was recorded for the nine months ended September 30, 2013, a decrease of $141,000 or 29.3% from $482,000 for the same period in 2012. The provision for loan losses reflected net charge offs of $391,000 or 0.44% of average total loans for the nine months ended September 30, 2013, compared to $507,000 or 0.55% of average total loans for the nine months ended September 30, 2012. Substandard loans increased $410,000 to $5.4 million during the nine months ended September 30, 2013, while the related specific loss allowances for those loans increased $19,000 to $450,000. Substandard loans decreased $2.8 million to $4.6 million during the nine months ended September 30, 2012, while the related specific loss allowances for those loans decreased $566,000 to $409,000.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended September 30, 2013 and 2012, respectively. We used the same methodology in assessing the allowance for each period.

Noninterest Income. Noninterest income increased $160,000 or 27.7% to $738,000 for the nine months ended September 30, 2013 from $578,000 for the nine months ended September 30, 2012. The increase was primarily due to an increase in net realized gains on loan sales of $161,000 for the nine months ended September 30, 2013, compared to the same period in 2012. Net realized gains of $131,000 and $138,000 were recognized on loans sold of $15.2 million and $11.9 million for the nine months ended September 30, 2013 and 2012, respectively. Net realized gains on loans sales also included the net increase (decrease) in fair value of loan servicing rights of $138,000 and $(30,000) for the nine months ended September 30, 2013 and 2012, respectively. Brokerage commission income decreased $24,000 to $1,000 for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to the Company exiting that line of business in 2013.

Noninterest Expense. Noninterest expense decreased $181,000 or 5.0% to $3.4 million for the nine months ended September 30, 2013 from $3.6 million for the nine months ended September 30, 2012. Decreases in compensation and benefits, data processing, indirect automobile servicing fees, foreclosed assets, net, and other expenses in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 of $31,000, $29,000, $2,000, $159,000 and $9,000, respectively, were partially offset by increases in occupancy, marketing, office supplies and federal deposit insurance of $19,000, $27,000, $1,000 and $2,000, respectively. The decrease in compensation and benefits was primarily due to lower benefit plan costs. The decrease in foreclosed assets, net, was due primarily to lower losses and write-downs on foreclosed assets held for sale of $34,000 for the nine months ended September 30, 2013, compared to $198,000 for the same period in 2012. The increase in marketing expense was primarily due to the promotion of a new checking product in the nine months ended September 30, 2013.

Provision for Income Taxes. The provision for income taxes increased $49,000 to $109,000 for the nine months ended September 30, 2013 from $60,000 for the same period in 2012. The effective tax provision as a percent of pre-tax income was 17.4% and 9.9% for the nine months ended September 30, 2013 and 2012, respectively. The provision for income taxes reflects the impact of decreases in valuation allowances recorded for deferred tax assets related to capital losses on equity securities of $89,000 and $87,000, respectively, for the nine months ended September 30, 2013 and 2012.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities were $991,000 and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and interest-bearing deposits and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities were $1.9 and $(2.3) million for the nine months ended September 30, 2013 and 2012, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash used in financing activities was $3.4 million and $3.8 million for the nine months ended September 30, 2013 and 2012, respectively.

The Bank is required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank’s actual ratios at September 30, 2013 and the required minimums to be considered adequately capitalized are shown in the table below.  In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%. Accordingly, Harvard Savings Bank was categorized as well capitalized at September 30, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

	September 30, 2013 Actual	December 31, 2012 Actual	Minimum Required

Tier 1 capital to average assets	10.1%	10.2%	4.0%
Tier 1 capital to risk-weighted assets	13.0%	13.3%	4.0%
Total capital to risk-weighted assets	14.3%	14.5%	8.0%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at September 30, 2013 and December 31, 2012 (in thousands).

	September 30, 2013	December 31, 2012

Commitments to fund loans	$15,063	$18,584
Standby letters of credit	6	6

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2013 totaled $30.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

In July 2013, the federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest- earning assets:
Interest -earning deposits	$8,761	$19	0.87%	$9,187	$22	0.96%
Securities purchased under agreements to resell	23,562	55	0.93%	13,714	33	0.96%
Securities, tax-exempt	4,014	10	1.00%	2,323	5	0.86%
Securities, taxable	3,053	17	2.23%	7,869	41	2.08%
Loans	118,208	1,486	5.03%	122,924	1,724	5.61%
Federal Home Loan Bank stock	870	1	0.46%	2,274	2	0.35%
Total interest earning assets	158,468	1,588	4.01%	158,291	1,827	4.62%
Non-interest earning assets	11,352			11,323

Total assets	$169,820			$169,614

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$17,649	6	0.14%	$17,246	6	0.14%
NOW and money market accounts	34,423	21	0.24%	32,621	15	0.18%
Certificates of deposit	73,811	288	1.56%	74,976	306	1.63%
Brokered certificates of deposit	—	—	0.00%	1,500	19	5.07%
Federal Home Loan Bank advances	14,519	61	1.68%	15,823	87	2.20%
Total interest-bearing liabilities	140,402	376	1.07%	142,166	433	1.22%
Non-interest-bearing deposits	5,572			4,740
Other non-interest-bearing liabilities	3,601			3,417
Total liabilities	149,575			150,323
Equity	20,245			19,291

Total liabilities and equity	$169,820			$169,614

Net interest income		$1,212			$1,394

Interest rate spread			2.94%			3.40%

Net interest margin			3.06%			3.52%

Average interest earning assets to average interest-bearing liabilities			112.87%			111.34%

The following table sets forth the changes in interest income and interest expense resulting from the changes in interest rate and changes in volume of the Company’s interest-earning assets and interest-earning liabilities (in thousands).

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(2)	$(1)	$(3)
Securities purchased under agreements to resell	(1)	23	22
Securities, tax-exempt	—	5	5
Securities, taxable	3	(27)	(24)
Loans	(174)	(64)	(238)
Federal Home Loan Bank stock	—	(1)	(1)

Total	(174)	(65)	(239)

Interest Expense:

Savings accounts	—	—	—
NOW and money market accounts	5	1	6
Certificates of deposit	(13)	(5)	(18)
Brokered certificates of deposit	—	(19)	(19)
Federal Home Loan Bank advances	(19)	(7)	(26)

Total	(27)	(30)	(57)

Increase in net interest income	$(147)	$(35)	$(182)

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest- earning assets:
Interest -earning deposits	$9,336	$58	0.83%	$9,463	$67	0.94%
Securities purchased under agreements to resell	22,411	144	0.86%	15,192	101	0.89%
Securities, tax-exempt	3,730	28	1.00%	1,080	7	0.86%
Securities, taxable	4,367	73	2.23%	6,830	132	2.58%
Loans	118,263	4,522	5.10%	122,313	5,168	5.63%
Federal Home Loan Bank stock	923	3	0.43%	3,474	7	0.27%
Total interest earning assets	159,030	4,828	4.05%	158,352	5,482	4.62%
Non-interest earning assets	11,262			11,249

Total assets	$170,292			$169,601

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$17,484	17	0.13%	$17,100	16	0.12%
NOW and money market accounts	35,033	60	0.23%	33,587	45	0.18%
Certificates of deposit	74,804	876	1.56%	76,230	962	1.68%
Brokered certificates of deposit	—	—	0.00%	1,500	56	4.98%
Federal Home Loan Bank advances	13,343	200	2.00%	13,593	265	2.60%
Total interest-bearing liabilities	140,664	1,153	1.09%	142,010	1,344	1.26%
Non-interest-bearing deposits	5,936			4,974
Other non-interest-bearing liabilities	3,796			3,405
Total liabilities	150,396			150,389
Equity	19,896			19,212

Total liabilities and equity	$170,292			$169,601

Net interest income		$3,675			$4,138

Interest rate spread			2.96%			3.35%

Net interest margin			3.08%			3.48%

Average interest earning assets to average interest-bearing liabilities			113.06%			111.51%

The following table sets forth the changes in rate and changes in volume of the Company’s interest earning assets and liabilities (in thousands).

	Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$(8)	$(1)	$(9)
Securities purchased under agreements to resell	(3)	46	43
Securities, tax-exempt	—	21	21
Securities, taxable	(16)	(43)	(59)
Loans	(479)	(167)	(646)
Federal Home Loan Bank stock	3	(7)	(4)

Total	(503)	(151)	(654)

Interest Expense:

Savings accounts	1	—	1
NOW and money market accounts	13	2	15
Certificates of deposit	(68)	(18)	(86)
Brokered certificates of deposit	—	(56)	(56)
Federal Home Loan Bank advances	(60)	(5)	(65)

Total	(114)	(77)	(191)

Increase (decrease) in net interest income	$(389)	$(74)	$(463)

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

For the three months ended September 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. During the quarter ended September 30, 2013, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVARD ILLINOIS BANCORP, INC.
Registrant

Date: November 14, 2013	/s/ Duffield J. Seyller III
Duffield Seyller III
President and Chief Executive Officer

/s/ Donn L. Claussen
Donn L. Claussen
Executive Vice President and Chief Financial Officer