Form 10-K
period 2013-12-31
Harvard Illinois Bancorp, Inc.
filed 2014-03-28
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [  ]    NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013, as reported by the OTC Bulletin Board, was approximately $8.0 million.

As of March 25, 2014, there were issued and outstanding 839,585 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

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

●

changes in interest rates generally, including changes in the relative difference between short term and long term in test rates and in deposit interest rates, that may affect our net interest margin and funding sources;

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

●

the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

●	possible increases in deposit and premium assessments;

●	legislative or regulatory changes, including increased compliance costs resulting from the recently enacted financial reform legislation, that adversely affect our business and earnings;

●	changes in the level of government support of housing finance;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our reliance on a small executive staff;

●	changes in consumer spending, borrowing and savings habits;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	risks and costs related to operating as a publicly traded company;

●	changes in our organization, compensation and benefit plans;

●	loan delinquencies and changes in the underlying cash flows of our borrowers;

●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company

●	the failure or security breaches of computer systems on which we depend;

●	the ability of key third-party service provider to perform their obligations to us;

●	changes in the financial condition or future prospects of issuers of securities that we own; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

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

The local economy has been significantly affected by the recession. According to the Illinois Department of Employment Security, McHenry and Grundy Counties’ and Illinois’ respective December 2013 unemployment rates, not seasonally adjusted, were 7.4%, 9.1% and 8.6%, as compared to U.S. unemployment rate of 6.5%. According to the 2010 U.S. Census, per capita income for McHenry and Grundy Counties were $31,838 and $27,895, respectively, and the median household incomes were $76,482 and $64,297, respectively, compared to per capita income for the United States and the State of Illinois of $27,334 and $28,782, respectively, and median household income of $51,914 and $55,735, respectively.

We face competition within our market area both in making loans and attracting deposits. Our market area has a significant concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2013, based on the most recent available FDIC data, our market share of deposits represented 1.7% and 2.7% of FDIC-insured deposits in McHenry and Grundy Counties, Illinois, respectively.

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

Lending Activities

General. We focus our lending activities primarily on one- to four-family residential mortgage, commercial real estate, farmland, commercial and industrial, home equity, agricultural and purchased indirect automobile loans, and, to a lesser extent, multi-family, construction and land development, and other consumer loans. Home equity lending activities include the origination of lines of credit and second mortgage loans. In recent years, we have adopted a strategy focused on managing our loan portfolio to minimize concentrations and diversify the types of loans within the portfolio, and in a manner that manages credit risk to minimize the risk of loss and interest rate risk to optimize our net interest margin. The implementation of this strategy involves achieving and maintaining a portfolio balance that is less dependent on loans secured by real estate, particularly one- to four-family residential and commercial real estate loans and more focused on commercial and industrial, agricultural and farmland loans, with an appropriate balance of home equity lines of credit and other second mortgage loans and purchased indirect automobile loans. We have focused our efforts on developing a portfolio of commercial and industrial, agriculture and farmland loans with borrowers seeking loans of $2.5 million or less. During 2013, the commercial and industrial, agriculture, and farmland loan portfolios increased $1.0 million, $4.2 million and $2.1 million respectively, to totals of $6.4 million, $24.3 million, and $13.9 million at December 31, 2013. Those portfolios represented 5.38%, 20.40% and 11.65%, respectively, of total loans at December 31, 2013. During 2013, we continued to curtail our commercial real estate lending activity, and continued to sell most of the one- to four-family residential loans that we originated. Our one – to four – family real estate loan portfolio decreased $2.4 million to $39.5 million or 33.09% of total loans at December 31, 2013. Our commercial real estate loan portfolio decreased $745,000 to $19.2 million or 16.12% of total loans at December 31, 2013. At December 31, 2013, the commercial real estate loan portfolio was within our approved concentration limit, and subject to future market, economic and regulatory conditions, is expected to be an area of loan growth in 2014. The majority of our loan activity historically has been, and during 2013 continued to be, loan origination activity in our market area. As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which differentiates us from larger commercial banks in our primary market area. Historically, we also have purchased a significant number of indirect automobile loans, with a target portfolio of $6-$8 million. At December 31, 2013, our purchased indirect automobile loan portfolio totaled $7.6 million or 6.37% of total loans. Subject to future market, economic and regulatory conditions, we expect commercial and industrial, farmland, agricultural, and purchased indirect automobile loans will continue to be an area of loan growth.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$39,489	33.09%	$41,842	35.61%
Home equity line of credit and other 2nd mortgage	7,749	6.49	9,431	8.02
Multi-family	117	0.10	51	0.04
Commercial	19,244	16.12	19,989	17.01
Farmland	13,900	11.65	11,765	10.01
Construction and land development	354	0.30	1,837	1.56
Total real estate loans	80,853	67.75	84,915	72.25

Commercial and industrial	6,424	5.38	5,407	4.60
Agriculture	24,343	20.40	20,096	17.10
Consumer loans:
Purchased indirect automobile	7,616	6.37	6,987	5.95
Other	115	0.10	117	0.10
Total consumer loans	7,731	6.47	7,104	6.05
Total loans	119,351	100.00%	117,522	100.00%

Deferred loan costs (fees)	8		4
Loans in process	(26)		—
Allowance for losses	(2,475)		(2,550)
Loans, net	$116,858		$114,976

Contractual Maturities and Interest Rate Sensitivity. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family Residential	HELOC & Other 2nd Mortgage	Multi-Family	Commercial Real Estate	Farmland	Construction & Land Development	Commercial & Industrial	Agriculture	Purchased Indirect Automobile	Other Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$3,002	$633	$—	$1,904	$2,900	$354	$3,203	$19,655	$140	$63	$31,854
More than one to two years	2,431	407	—	3,907	1,158	—	146	1,055	249	19	9,372
More than two to three years	1,869	1,292	—	2,053	5,058	—	1,240	389	785	—	12,686
More than three to five years	2,388	1,996	—	10,883	2,019	—	1,835	3,200	3,738	33	26,092
More than five to ten years	4,541	3,299	—	428	216	—	—	44	2,704	—	11,232
More than ten to fifteen years	2,859	52	—	—	322	—	—	—	—	—	3,233
More than fifteen years	22,399	70	117	69	2,227	—	—	—	—	—	24,882
Total	$39,489	$7,749	$117	$19,244	$13,900	$354	$6,424	$24,343	$7,616	$115	$119,351

The following table sets forth our fixed and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014.

	One- to Four-Family Residential	HELOC & Other 2nd Mortgage	Multi-Family	Commercial Real Estate	Farmland	Construction & Land Development	Commercial & Industrial	Agriculture	Purchased Indirect Automobile	Other Consumer	Total
	(In thousands)
Interest rate terms on amounts due after one year:
Fixed-rate loans	$32,970	$766	$—	$16,623	$9,559	$—	$3,191	$4,589	$7,476	$52	$75,226
Adjustable-rate loans	3,517	6,350	117	717	1,441	—	30	99	—	—	12,271
Total	$36,487	$7,116	$117	$17,340	$11,000	$—	$3,221	$4,688	$7,476	$52	$87,497

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 25% of our total capital plus the allowance for loan losses. At December 31, 2013, our loan-to-one-borrower limit was approximately $5.3 million. Our largest loan totaled $2.5 million and was secured by a mortgage on a nonowner-occupied office building in our market area in McHenry County, Illinois. At December 31, 2013, this loan was performing in accordance with its terms. Our largest loan relationship totaled $3.7 million with a farming operation located in our market area. At December 31, 2013, these loans were performing in accordance with their terms.

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

All one- to four-family residential loans up to $500,000, vacant land loans up to $250,000, and any consumer loans require approval of a quorum of our retail loan committee consisting of four officers. All such loan approvals are reported at the next board meeting following said approval. All secured commercial loans, including agricultural loans, up to $1,500,000 and unsecured loans up to $250,000 must be approved by our commercial credit management committee, which currently consists of our President, Executive Vice President/Secretary-Treasurer and our Vice President – Commercial Loan Officer. These approvals are reported at the next board meeting following said approval. All other loans must be approved by the board.

Generally, we require title insurance or title searches on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

One- to Four-Family Residential Real Estate Lending. We originate long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2013, $39.5 million, or 33.09% of our total loan portfolio consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential loan balance was $96,000. Virtually all of the residential loans we originate are secured by properties located in our market area. See “—Originations, Purchases and Sales of Loans.”

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

For the past several years, as a part of our asset/liability management policy, we have also originated seven-year balloon loans with up to 30-year amortization schedules secured by one- to four-family real estate. At December 31, 2013, we had $9.6 million of such loans.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on many of our adjustable-rate loans do not adjust for the first three to five years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2013, $3.5 million, or 8.91% of our one- to four-family residential loans, had adjustable rates of interest.

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

At December 31, 2013, we had $2.2 million of one- to four-family residential mortgage loans that were 60 days or more delinquent.

Commercial Real Estate Lending. We also originate or purchase commercial real estate loans. At December 31, 2013, we had $19.2 million in commercial real estate loans, representing 16.12% of our total loan portfolio. At December 31, 2013, the commercial real estate was within our approved concentration limit and subject to future market, economic and regulatory conditions, is expected to be an area of loan growth in 2014.

Most of our commercial real estate loans have balloon loan terms of three to ten years with amortization terms of 15 to 25 years and fixed interest rates. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. At December 31, 2013, our largest commercial real estate loan totaled $2.5 million and was secured by a mortgage on a nonowner-occupied office building in our market area in McHenry County, Illinois. At December 31, 2013, this loan was performing in accordance with its terms. Set forth below is information regarding our commercial real estate loans at December 31, 2013.

Type of Loan	Number of Loans	Balance
		(In thousands)

Auto Dealership	1	$2,236
Retail, Other	6	3,024
Industrial	2	270
Mixed Use	54	10,738
Other	8	2,976
Total	71	$19,244

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

Home Equity Lending. We originate variable-rate home equity lines-of-credit and, to a lesser extent, fixed- and variable-rate loans secured by liens on the borrower’s primary residence. Our home equity products are limited to 75% of the property value less any other mortgages on fixed-rate amortizing second mortgage loans, and 70% of the property value less any other mortgages on variable-rate home equity lines of credit. Prior to 2009, we originated home equity loans up to 90% of the property value to our customers where we serviced their first lien mortgage loan. We use the same underwriting standards for home equity lines-of-credit and loans as we use for one- to four-family residential mortgage loans. Our home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal. The product has a rate ceiling of 18%. Our home equity line-of-credit loans originated in 2009 had a rate floor of 4 - 4.25%. In 2010, we increased the floor on these loans to 4.50%, and remained unchanged at 4.50% in 2012 and 2013. We currently offer home equity loans with fixed-rate terms that amortize over a period of up to 20 years. Our home equity lines-of-credit provide for an initial draw period of up to five years, with monthly payments of interest calculated on the outstanding balance. At the end of the initial five years, the line may be paid in full or restructured at our then current home equity program.

At December 31, 2013, we had $7.7 million or 6.49% of total loans in home equity loans and outstanding advances under home equity lines and an additional $4.3 million of funds committed, but not advanced, under the home equity lines-of-credit.

Construction and Land Lending. We make construction loans to builders and developers for the construction of one- to four- and multi-family residential units and to individuals for the construction of their primary or secondary residence. We also make a limited amount of land loans to developers, primarily for the purpose of developing residential subdivisions.

At December 31, 2013, we had 2 outstanding one- to four-family construction loans totaling $0, with outstanding commitments to fund of $432,000.

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

We no longer make loans to builders and developers “on speculation” to finance the construction of residential property. At December 31, 2013, we had no construction loans secured by one- to four-family residential properties built on speculation.

We also make construction loans for commercial development projects such as multi-family, apartment and other commercial buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 75%. At December 31, 2013, we had no construction loans outstanding which were secured by multi-family property.

We also make loans to builders and developers for the development of one- to four-family lots in our market area. These loans have terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 65% on raw land and up to 75% on developed building lots based upon an independent appraisal. We obtain personal guarantees for our land loans. At December 31, 2013, we had no land development loans.

We occasionally make loans to builders and developers for the development of vacant commercial land in our market area. These loans have terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 50% on raw land and up to 75% on developed building lots based upon an independent appraisal. We obtain personal guarantees for our commercial land development loans. At December 31, 2013, we had one commercial land development loan totaling $354,000 to builders/developers representing 0.30% of our total loan portfolio on commercial development properties. That loan was located in our market area.

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

The following table sets forth the composition of our portfolio of construction, land and land development loans by loan type at December 31, 2013.

	Number of Loans	Net Principal Balance	Non-Performing
	(Dollars in thousands)

One-to-four- family construction	2	$—	$—
Non-residential construction	—	—	—
Residential land and land development	—	—	—
Non-residential land and land development	1	354	354
Total	3	$354	$354

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

Farmland. At December 31, 2013, our loans secured by farmland amounted to $13.9 million or 11.65% of the total loan portfolio. These loans are primarily secured by farmland located in our market area. Our adjustable rate farmland loans have interest rates that generally adjust every one, three or five years in accordance with a designated index and are generally amortized over 15-25 years. Our fixed rate farmland loans generally are for terms of up to 15 years, although many are amortized over longer periods, and include a balloon payment at maturity. Our lending policies on such loans generally limit the maximum loan-to-value ratio to 75% of the lesser of the appraised value or purchase price of the property. At December 31, 2013, our largest farmland loan totaled $1.6 million and was secured by farmland in our market area, and was performing in accordance with its terms.

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

Substantially all our farmland loans are underwritten to conform to agency guidelines to qualify for a government guarantee of up to 90% of the original loan amount, which in turn qualifies them to be sold to a variety of investors in the secondary market. Once the government guarantee is secured from Federal Agricultural Mortgage Corporation, the guarantee covers up to 90% of any loss on the loan. We may sell into the secondary market longer-term fixed rate agricultural mortgage loans, which we service for the secondary market purchasers, which are generally Farmer Mac and Farmer Mac participating banks. We sell agricultural loans primarily to mitigate concentration risk, and also to allow borrowers to avail themselves of lower interest rates that may be offered by Farmer Mac and participating banks.

Commercial and Industrial Lending. We originate commercial and industrial loans and lines of credit to small- and medium-sized companies in our primary market area. Our commercial and industrial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Our commercial and industrial loans generally carry a floating-rate indexed to the prime rate as published in The Wall Street Journal and a one-year term. All of our commercial and industrial loans are secured. Subject to future economic, market and regulatory conditions, we intend to focus on this kind of lending. At December 31, 2013, we had $6.4 million in commercial and industrial loans, representing 5.38% of our total loan portfolio.

The following table sets forth the composition of our commercial and industrial loan portfolio by loan type at December 31, 2013. The balances set forth below do not include $3.8 million of committed but undrawn lines of credit on commercial and industrial loans.

Type of Loan	Number of Loans	Balance
		(In thousands)

Industrial secured, term loan	7	$1,404
Industrial secured, line of credit	3	3
Retail secured, term loan	13	411
Retail secured, line of credit	11	466
Healthcare secured, term loan	7	361
Mixed use secured, term loan	28	1,616
Mixed use secured, line of credit	15	2,163
Total	84	$6,424

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

At December 31, 2013, our largest commercial and industrial loan relationship was with a producer of pet food products in our market area with unpaid principal balances and total commitment of $909,000 and $1.7 million, respectively. At December 31, 2013, these loans were performing in accordance with their terms.

Agricultural Lending.   We also originate agricultural operating lines of credit and intermediate-term loans. Our agricultural operating lines of credit generally have terms of one year and are secured by growing crops, livestock and equipment, and mortgages on the farmland. Our intermediate-term loans have terms of 2-7 years and will be secured by machinery and equipment. Generally these loans are extended to farmers in our market area for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The maximum term for equipment secured loans is tied to the useful life of the underlying collateral but cannot exceed 10 years. The interest rate is generally increased with respect to the longer terms loans due to the rate exposure of these loans. The amount of the commitment is based on management’s review of the borrower’s business plan, prior performance, marketability of crops, and current market prices. We examine recent financial statements and evaluate cash flow analysis and debt-to-net worth, and liquidity ratios. Loans for crop production generally require 75% or more crop insurance coverage. At December 31, 2013, we had $24.3 million in agriculture loans, representing 20.40% of our total loan portfolio.

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

The following table sets forth the composition of our agriculture loan portfolio by loan type at December 31, 2013. The balances set forth below do not include $6.6 million of committed but undrawn lines of credit on agriculture loans.

	Number of Loans	Balance
		(In thousands)

Crop production secured, term loan	59	$4,426
Crop production secured, line of credit	43	10,905
Dairy and other livestock secured, term loan	32	2,770
Dairy and other livestock secured, line of credit	22	6,242
Total	156	$24,343

At December 31, 2013, our largest agriculture loan relationship was $3.7 million with a farming operation in our market area. At December 31, 2013, those loans were performing in accordance with their terms.

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

Under the loan purchase arrangement, the seller aggregates indirect automobile loans into separate loan pools. The pools are then segregated into risk categories with each category having predefined limits as to the maximum amounts allowed. Generally, the pools are sold without recourse. We receive a listing of the individual loans in the pool, including loan and borrower information prior to funding the purchase but we are not generally permitted to substitute loans in a pool or purchase part of a pool.

The seller is responsible for dealer relationships and the monitoring of their performance. The seller performs all servicing functions including the collection of principal, interest, and fees as well as repossessions and recoveries. Thus, we are not involved in the sale of repossessed vehicles.

We perform semi-annual reviews of newly purchased loan files and review operational procedures as part of our internal audit function. We purchased $3.7 million and $4.3 million of loans, respectively, in 2013 and 2012. At December 31, 2013, we had $7.6 million of purchased indirect automobile loans outstanding, representing 6.37% of our gross loan portfolio. Included in the balance at December 31, 2013 was $2.2 million of automobile loans with no credit score or a credit score below 660 (which loans are considered by the FDIC to have certain features of subprime lending).

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances as well as the current slowing economy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. For the years ended December 31, 2013 and December 31, 2012, we had net charge-offs of $24,000 and $47,000, respectively, on consumer loans. At December 31, 2013 and December 31, 2012 we had no nonperforming consumer loans. At December 31, 2013 and 2012, we had $0 and $83,000, respectively, of repossessed automobiles. At December 31, 2013 and 2012, there were purchased indirect automobile loans totaling $4,000 and $25,000, respectively, that were delinquent 30 days or more.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell certain loans we originate into the secondary market. We consider our own balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We generally do not make loan sale commitments until we receive a corresponding borrower commitment. To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2013, we serviced $79.5 million of loans held by other institutions.

From time to time, to diversify our risk, we purchase interests in various types of loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2013, we had $3.0 million in loan participation interests, $2.6 million or 87.99% of which are in our market area. As discussed above under “—Consumer Lending,” we had $7.6 million of purchased indirect automobile loans, all of which were outside of our primary market area, at December 31, 2013.

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make a required monthly loan payment by the end of the applicable grace period, a late notice is generated stating the payment and late charges due. Our policies provide that borrowers that become 30 days or more delinquent are contacted by phone or mail to determine the reason for nonpayment and to discuss future payments. If repayment is not possible or doubtful, the loan will be brought to the appropriate loan committee for possible foreclosure. Once a loan has been declared due and payable, a certified letter is sent to the borrower explaining that the entire balance of the loan is due and payable. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. If the borrower does not respond, we will initiate foreclosure proceedings.

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

Troubled Debt Restructurings.  As further discussed in Note 4 to the financial statements included herein, we periodically modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We generally do not forgive principal or interest on loans. We will modify the terms of loans to lower interest rates (which may be at below market rates), and/or to provide for longer amortization schedules (up to 40 years), and/or provide for interest-only terms.  These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. Troubled debt restructurings are considered impaired at the time of restructuring and typically are returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of at least six to twelve months. As further discussed under “—Non-Performing Assets”, we had seven nonaccrual loans totaling $1.3 million that were classified as troubled debt restructurings at December 31, 2013.

During the year ended December 31, 2013, the Company modified one residential real estate loan, with a recorded investment of $245,000 prior to modification, which was deemed a TDR. The modification was to lower the interest rate and extend the maturity date. This resulted in specific allowances of $16,000 based upon the fair value of the collateral and impairment losses of $16,000 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement.

As of December 31, 2013, the Company had two loans totaling $76,000 in default that had been modified within the previous twelve months as TDRs. As of December 31, 2013, there were four TDRs secured by one- to four-family real estate loans totaling $669,000 and one TDR secured by commercial land for development of $354,000, all of which were in default. Default occurs when a loan or lease is 90 days or more past due, transferred to nonaccrual or charged-off and is within 12 months of restructuring.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2013			2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family	$770	$607	$1,608	$1,464	$808	$1,122
Home equity line of credit and other 2nd mortgage	26	40	44	51	14	35
Multi-family	—	—	—	—	—	—
Commercial	33	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	—	—	354	—	—	—
Total real estate loans	829	647	2,006	1,515	822	1,157
Commercial and industrial	135	11	3	—	—	7
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	4	—	—	25	—	—
Other	—	—	—	—	—	—
Total consumer loans	4	—	—	25	—	—

Total	$968	$658	$2,009	$1,540	$822	$1,164

Total delinquencies increased $109,000 or 3.09% to $3.6 million at December 31, 2013 from $3.5 million at December 31, 2012. Total delinquencies as a percent of total loans were 3.05% and 3.00% at December 31, 2013 and 2012, respectively. The largest category of delinquencies was one- to four–family real estate loans which decreased $409,000 million or 12.05% to $3.0 million at December 31, 2013 from $3.4 million at December 31, 2012.

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

On the basis of this review of our assets, our classified and special mention and other watch assets at the dates indicated were as follows:

	At December 31,
	2013	2012
	(In thousands)

Watch loans	$5,400	$5,590
Special mention loans	5,152	1,104
Substandard assets	3,096	5,901
Doubtful assets	—	—
Loss assets	—	—
Total watch and classified assets	$13,648	$12,595

Total watch and classified assets increased $1.0 million or 8.36% to $13.6 million at December 31, 2013 from $12.6 million at December 31, 2012. The largest decrease was in substandard assets which decreased $2.8 million or 47.53% to $3.1 million at December 31, 2013 from $5.9 million at December 31, 2012. Substandard assets at December 31, 2013 consisted of $331,000 in foreclosed assets held for sale and loans of $2.8 million. Substandard assets at December 31, 2012 consisted of $886,000 in foreclosed assets held for sale and loans of $5.0 million. The largest increase was in special mention loans which increased $4.1 million or 366.67% to $5.2 million at December 31, 2013 from $1.1 million at December 31, 2012. A commercial real estate loan totaling $2.5 million at December 31, 2013 was upgraded from substandard to special mention during 2013. As further discussed in Note 4 to the financial statements included herein, troubled debt restructurings decreased to $2.3 million at December 31, 2013, of which $1.3 million were classified substandard, compared to $4.2 million at December 31, 2012, of which $3.2 million were classified substandard.

Non-Performing Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Restructured loans are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for a reasonable period of time (typically six to twelve months) and the ultimate collectibility of the total contractual principal and interest is reasonably assured.

The following table sets forth information regarding our nonperforming assets, including troubled debt restructurings, at the dates indicated. See our discussion on troubled debt restructurings under “—Troubled Debt Restructurings.”

	At December 31,
	2013	2012
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$2,284	$2,484
Home equity lines of credit and other 2nd mortgage	120	166
Multi-family	—	—
Commercial	—	1,482
Farmland	—	—
Construction and land development	354	851
Total real estate loans	2,758	4,983
Commercial and industrial	3	7
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—
Total consumer loans	—	—
Total nonaccrual loans	2,761	4,990

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	—	—
Home equity line of credit and other 2nd mortgage	—	—
Multi-family	—	—
Farmland	—	—
Commercial	—	—
Construction and land development	—	—
Total real estate loans	—	—
Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—
Total consumer loans	—	—
Total accruing loans past due 90 days or more	—	—
Total of non-accrual and 90 days or more past due loans	2,761	4,990

Other real estate owned:
One- to four-family	331	187
Commercial	—	616
Total other real estate owned	331	803

Repossessed automobiles	—	83

Total non-performing assets	3,092	5,876
Troubled debt restructurings (not included in non-accrual loans above)(1)	1,009	934
Total non-performing assets, including troubled debt restructurings	$4,101	$6,810

Total non-performing loans to total loans	2.31%	4.25%
Total non-performing assets to total assets	1.82%	3.47%
Total non-performing loans, including troubled debt restructurings to total loans	3.16%	5.04%
Total non-performing assets, including troubled debt restructurings to total assets	2.41%	4.02%

(1)	Troubled debt restructurings included in nonaccrual loans totaled $1.3 million and $3.2 million at December 31, 2013 and 2012, respectively.

Total non-performing assets, including troubled debt restructurings, decreased $2.7 million or 39.8% to $4.1 million at December 31, 2013 from $6.8 million at December 31, 2012. Total non-performing assets, including troubled debt restructurings, to total assets were 2.4% and 4.0% at December 31, 2013 and 2012, respectively. Troubled debt restructurings included in nonaccrual loans totaled $1.3 million at December 31, 2013, compared to $3.2 million at December 31, 2012.

Non-accrual one- to four-family real estate loans totaled $2.3 million at December 31, 2013 and consisted of 19 loans secured by properties located in our market area. Those loans included 5 loans that totaled $905,000 that are troubled debt restructurings, which resulted in charge-offs of $124,000 in fiscal 2013. Only one of those troubled debt restructurings totaling $236,000 was performing according to the terms of the restructuring. Non-accrual one- to four-family real estate loans at December 31, 2013 included 6 loans totaling $625,000 that were in the process of foreclosure, and resulted in charge-offs of $55,000 in fiscal 2013. Non-accrual one- to four-family real estate loans at December 31, 2013 included 8 other loans totaling $754,000 that were in the process of collection, and resulted in charge-offs of $13,000 in fiscal 2013. We have established impairment allowances of $63,000 on the non-performing one- to four-family real estate loans at December 31, 2013. There was 1 one-to four - family real estate loan totaling $90,000 at December 31, 2013, which was previously modified in a troubled debt restructuring, and was returned to accrual status during fiscal 2013 and reclassified as a watch loan from a substandard loan.

Non-accrual home equity lines of credit and other second mortgage loans totaled $120,000 at December 31, 2013 and consisted of 8 loans secured by properties located in our market area, including 4 loans which have been completely charged off that were in the process of foreclosure and resulted in charge-offs of $69,000 in fiscal 2013. Non-accrual home equity lines of credit and other second mortgage loans included 4 other loans in the process of collection totaling $120,000, that resulted in no charge-offs in fiscal 2013. We have established impairment allowances of $29,000 on the non-performing home equity lines of credit and other second mortgage loans at December 31, 2013.

Non-accrual construction and land development loans totaled $354,000 at December 31, 2013 and consisted of a commercial land development loan secured by property in our market area that was refinanced in a troubled debt restructuring in 2011 which provided for both interest rate and maturity concessions. The loan was not performing according to the terms of the restructuring and was in the process of foreclosure, and resulted in charge-offs of $74,000 in fiscal 2013.

Other non-performing loans totaled $3,000 at December 31, 2013. We have established impairment allowances of $3,000 on those loans at December 31, 2013.

Other real estate owned totaled $331,000 at December 31, 2013, which consisted of 3 single-family homes. All the properties are located in our market area. The properties are carried at estimated fair value less costs to sell. The properties resulted in no losses from writedowns subsequent to acquisition in 2013.

There were no other loans at December 31, 2013 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded for the year ended December 31, 2013, had non-accruing loans been current according to their original terms, amounted to $116,000. Interest of $70,000 was recognized on these loans and is included in net income for the year ended December 31, 2013.

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

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation. The amount of general and specific allowances for our residential real estate loans have been impacted, in part, because the values of residential real estate in our local markets securing our portfolio have declined significantly.

Substantially all of our loans are secured by collateral. At December 31, 2013, 67.75% of our loan portfolio was secured by real estate, including 39.68% that was secured by residential real estate. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using the original independent appraisal, adjusted for current economic conditions and other factors, and related general or specific reserves are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)

Allowance at beginning of year	$2,550	$2,575
Provision for loan losses	453	599
Charge offs:
Real estate loans
One- to four-family	330	365
Home equity line of credit and other 2nd mortgage	69	24
Multi-family	—	—
Commercial	—	—
Farmland	—	—
Construction and land	151	172
Total charge-offs, real estate loans	550	561
Commercial and industrial	—	16
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	33	59
Other	—	—
Total charge-offs, consumer loans	33	59
Total charge-offs	583	636

Recoveries:
Real estate loans
One- to four-family	29	—
Home equity line of credit and other 2nd mortgage	—	—
Multi-family	—	—
Commercial	—	—
Farmland	—	—
Construction and land	17	—
Total recoveries, real estate loans	46	—
Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	3	10
Other	6	2
Total recoveries, consumer loans	9	12
Total recoveries	55	12

Net charge-offs	(528)	(624)

Allowance at end of year	$2,475	$2,550

Allowance for loan losses to total non-performing loans, including troubled debt restructurings	65.58%	43.05%
Allowance to nonperforming loans	89.51%	51.10%
Allowance to total loans outstanding at the end of the period	2.07%	2.17%
Net charge-offs (recoveries) to average (annualized) loans outstanding during the year	0.45%	0.52%

The allowance as a percent of total loans decreased modestly to 2.07% at December 31, 2013 from 2.17% at December 31, 2012. Loan categories experiencing the most charge-offs in 2013 involved owner-occupied one- to four-family residential real estate, construction and land development, and home equity line of credit and other second mortgage loan categories. Non-performing loans decreased $2.2 million, or 44.67%, to $2.8 million at December 31, 2013 from $5.0 million at December 31, 2012. All non-performing loans were also classified substandard and specific reserves for substandard loans totaled $96,000 and $431,000 at December 31, 2013 and 2012, respectively. The lower level of non-performing loans impacted the allowance for loan losses as a percent of non-performing loans which increased to 89.51% at December 31, 2013 from 51.10% at December 31, 2012.

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

	At December 31,
	2013			2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$644	26.02%	33.09%	$668	26.20%	35.61%
Home equity line of credit and other 2nd mortgage	318	12.85	6.49	333	13.06	8.02
Multi-family	6	0.24	0.10	3	0.12	0.04
Commercial	694	28.04	16.12	530	20.78	17.01
Farmland	208	8.40	11.65	176	6.90	10.01
Construction and land development	—	—	0.30	275	10.78	1.56
Total real estate loans	1,870	75.55	67.75	1,985	77.84	72.25
Commercial and industrial	110	4.45	5.38	151	5.93	4.60
Agriculture	377	15.23	20.40	301	11.80	17.10
Consumer loans:
Purchased indirect automobile	117	4.73	6.37	112	4.39	5.95
Other	1	0.04	0.10	1	0.04	0.10
Total consumer loans	118	4.77	6.47	113	4.43	6.05
Unallocated	—	—	—	—	—	—
Total allowance for loan losses	$2,475	100.00%	100.00%	$2,550	100.00%	100.00%

At December 31, 2013, our allowance for loan losses represented 2.07% of total loans and 89.51% of nonperforming loans. The allowance for loan losses decreased $75,000 to $2.5 million at December 31, 2013 from $2.6 million at December 31, 2012, due to a provision for loan losses of $453,000, offset by net charge-offs of $528,000.

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

With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, we held no securities at December 31, 2013, that exceeded 10% of our total stockholders’ equity.

U.S. Government and Federal Agency Obligations. At December 31, 2013, our U.S. Government and federal agency securities portfolio had an amortized cost and fair value of $1.5 million. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At December 31, 2013, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $627,000 and $640,000, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Harvard Savings Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

Collateralized Mortgage Obligations. Collateralized mortgage obligations are backed by mortgages but differ from pass through mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. The collateralized mortgage obligations in our portfolio have been packaged by U.S. financial institutions. We purchase only seasoned AAA-rated senior CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of one to ten years with no change in market interest rates. At December 31, 2013, our CMO portfolio, which were all classified held-to-maturity and rated A, had an amortized cost and fair value of $320,000 and $323,000, respectively.

State and Political Subdivision Debt Securities. At December 31, 2013, we had state and political subdivision securities with an amortized cost and fair value of $3.5 million and $3.4 million, respectively, all classified as available-for-sale. We have purchased bank-qualified general obligation and revenue bonds of certain state and political subdivisions which provide interest income that is exempt from federal income taxation. Our investment policy permits purchases of these securities so long as they are rated in the top three investment grades, with maximum term to maturity and duration of 15 and 10 years, respectively.

Mutual Funds and Other Equity Securities. Purchases of mutual funds and other equity securities are not permitted by our current investment policy; however, such purchases were permitted prior to 2009. At December 31, 2013, our mutual fund portfolio had an amortized cost and fair value of $443,000 and $458,000, respectively, all of which was classified as available-for-sale and all of which was invested in two Shay Asset Management mutual funds, the AMF Ultra Short Mortgage Fund and AMF Ultra Short Fund. Both funds invest primarily in mortgage-related securities. For the years ended December 31, 2013 and 2012, we recognized no loss for other-than-temporary impairment on our mutual funds.

At December 31, 2013, we held common stock of Freddie Mac and community banks with an amortized cost and fair value of $12,000 and $50,000, respectively, all of which were classified as available-for-sale. For the years ended December 31, 2013 and 2012, we recognized a loss for other-than-temporary impairment on these equity securities of $0 and $1,000, respectively, due to a decline in fair value below our cost.

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $870,000 at December 31, 2013. The common stock of such entity is carried at cost and classified as restricted equity securities.

During 2013, we received $534,000 at our carrying amount, from net redemptions of Federal Home Loan Bank of Chicago common stock. In 2013, we received $4,000 in dividends on our investment in Federal Home Loan Bank of Chicago stock.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. The purchase of bank-owned life insurance is limited as outlined in the Interagency Statement on the Purchase and Risk Management of Life Insurance (“Statement”), which highlights five areas of guidance for use by institutions in the purchase and ongoing risk management of bank-owned life insurance (“BOLI”). These areas include a comprehensive risk management process, effective senior management and board oversight, policies and procedures with risk limits, sound pre-purchase analysis, and an ongoing monitoring of BOLI risks. The Statement also recommends limiting BOLI holdings to 25% or less of Tier 1 capital. We performed a comprehensive pre-purchase analysis prior to the purchase of our BOLI assets. Our Board of Directors has adopted policies and procedures that prohibit our purchase of additional BOLI until our holdings decrease to 25% or less of Tier 1 capital and the value of policies, and limits our BOLI holdings from any one insurance carrier to 15% of Tier 1 capital. As of December 31, 2013, we held approximately $4.5 million in cash surrender value of life insurance issued by 5 separate insurance companies, which totaled 25.80% of Tier 1 capital. We also conduct an annual risk assessment and monitor the performance of our insurance carriers on a regular basis.

Securities Purchased Under Agreements to Repurchase. At December 31, 2013, we held securities under agreements to repurchase totaling $25.1 million. These agreements represent a short-term overnight cash investment alternative. These agreements are over-collateralized at no less than 103% with collateral consisting of securities and loans guaranteed by the “full faith and credit” of the United States Government.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated. Securities available for sale are carried at fair value, while securities held to maturity are carried at amortized cost.

	At December 31,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and federal agency	$990	$982	$3,194	$3,185
Mortgage-backed	614	626	758	779
State and political subdivisions	3,461	3,429	3,467	3,449
Total debt securities	5,065	5,037	7,419	7,413
Shay Asset Management mutual funds	443	458	438	447
Other equity securities	12	50	12	19
Total equity securities	455	508	450	466
Total available for sale	$5,520	$5,545	$7,869	$7,879

Securities held to maturity:
U.S. Government and federal agency	$500	$502	$500	$521
Mortgage-backed (1)	13	14	17	18
Collateralized mortgage obligations, privately issued	320	323	746	775
Total securities held to maturity	$833	$839	$1,263	$1,314

Total	$6,353	$6,384	$9,132	$9,193

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2013. Securities held to maturity are carried at amortized cost, and securities available for sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Equity Securities		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and federal agency	$500	0.20%	$490	0.85%	$—	—%	$—	—%	$—	—%	$990	0.52%
Mortgage-backed	—	—	27	4.43	375	1.64	212	1.63	—	—	614	1.76
State and political subdivisions	146	1.21	2,467	1.17	848	0.95	—	—	—	—	3,461	1.12
Total debt securities	646	0.43	2,984	1.15	1,223	1.16	212	1.63	—	—	5,065	1.08
Shay Asset Management mutual funds	—	—	—	—	—	—	—	—	443	1.20	443	1.20
Other equity securities	—	—	—	—	—	—	—	—	12	—	12	—
Total equity securities	—	—	—	—	—	—	—	—	455	1.17	455	1.17
Total securities available for sale	$646	0.43%	$2,984	1.15%	$1,223	1.16%	$212	1.63%	$455	$1.17	$5,520	1.09%

Securities held to maturity:
U.S. Government and federal agency	$500	4.00%	$—	—%	$—	—%	$—	—%	$—	—%	$500	4.00%
Mortgage-backed	—	—	7	2.20	6	3.54	—	—	—	—	13	2.84
Collateralized mortgage obligations, privately issued	—	—	320	6.84	—	—	—	—	—	—	320	6.84
Total securities held to maturity	$500	4.00%	$327	6.74%	$6	3.54%	$—	—%	$—	—%	$833	5.07%
Total	$1,146	1.99%	$3,311	1.70%	$1,229	1.17%	$212	1.63%	$455	1.17%	$6,353	1.61%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We occasionally utilize brokered deposits to fund our operations based on our analysis of available rates and maturities, alternative sources of funds and investment opportunities. At December 31, 2013, the Bank had no brokered deposits.

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2013			2012
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Demand deposit accounts	$6,463	4.83%	—%	$6,278	4.69%	—%
NOW accounts	17,610	13.17	0.13	18,633	13.91	0.12
Savings accounts	17,256	12.90	0.14	17,071	12.74	0.13
Money market accounts	16,928	12.66	0.27	15,867	11.84	0.24
Certificates of deposit	75,493	56.44	1.47	76,136	56.82	1.60
Broker certificates of deposit	—	—	—	—	—	—
Total deposits	$133,750	100.00%	0.90%	$133,985	100.00%	0.97%

As of December 31, 2013, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $28.6 million. The following table sets forth the maturity of these certificates as of December 31, 2013.

Certificates of Deposit of $100,000 or more
(In thousands)

Three months or less	$4,931
Over three through six months	3,211
Over six through twelve months	4,682
Over twelve months	15,812
Total	$28,636

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

			At December 31,
			2013	2012
			(In thousands)

Less than 1%			$20,118	$18,111
1.00%	-	1.99%	37,985	40,118
2.00%	-	2.99%	9,272	9,823
3.00%	-	3.99%	7,930	7,776
4.00%	-	4.99%	188	308
5.00%	-	5.99%	—	—

Total			$75,493	$76,136

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2013.

			At December 31, 2013
			Period to Maturity
			Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total	Percentage of Total Certificate Accounts
			(Dollars in thousands)

Less than 1%			$15,297	$4,014	$807	$—	$—	$—	$20,118	26.66%
1.00%	-	1.99%	11,719	7,996	8,479	9,791	—	—	37,985	50.32
2.00%	-	2.99%	3,415	5,857	—	—	—	—	9,272	12.28
3.00%	-	3.99%	2,419	5,511	—	—	—	—	7,930	10.50
4.00%	-	4.99%	91	96	1		—	—	188	0.25
5.00%	-	5.99%	—	—	—	—	—	—	—	—

Total			$32,941	$23,474	$9,287	$9,791	$—	$—	$75,493	100.00%

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

	At or for the Year Ended December 31,
	2013	2012
	(Dollars in thousands)

Federal Home Loan Bank advances:
Balance at end of year	$12,206	$12,357
Average balances outstanding during the year	12,954	12,896
Maximum balance outstanding at any month end	15,147	16,839
Weighted average interest rate during the year	1.93%	2.64%
Weighted average interest rate at the end of year	1.52%	2.37%

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

	At or for the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Federal Home Loan Bank advances:
Balance at end of year	$4,200	$3,000
Average balances outstanding during the year	3,392	2,480
Maximum balance outstanding at any month end	6,650	5,000
Weighted average interest rate during the year	0.25%	0.26%
Maximum balance outstanding at any month end	0.30%	0.22%

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

The Illinois Department of Financial and Professional Regulation has established a schedule for the assessment of “supervisory fees” for all Illinois savings banks to fund the operations of the Illinois Department of Financial and Professional Regulation. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Department of Financial and Professional Regulation. The Illinois Department of Financial and Professional Regulation also assesses fees for examinations conducted by the Illinois Department of Financial and Professional Regulation’s staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2013, Harvard Savings Bank paid approximately $8,000 in supervisory fees and paid approximately $35,000 in examination fees. In 2012, we received a credit of approximately $16,000 from the Illinois Department of Financial and Professional Regulation pursuant to a state statute, $12,000 of which was utilized in 2012 and $4,000 utilized 2013, to offset supervisory fees assessed. The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

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

Dodd-Frank Act

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Harvard Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

The Dodd-Frank Act also required the Consumer Financial Protection Board to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan. The final “Ability to Repay” rules, which are effective January 4, 2013, establish a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. Their impact on our operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Harvard Savings Bank and Harvard Illinois Bancorp, Inc.

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

Capital Requirements. The FDIC requires federally-insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”) to meet minimum capital standards: a 4% core capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system), a 4% core capital to risk-based assets ratios, and an 8% total capital to risk-based assets ratio.

As noted, the risk-based capital standard requires the maintenance of core capital (also referred to as Tier 1 capital) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (also referred to as Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, an institution that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the institution. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2013, Harvard Savings Bank’s capital exceeded all applicable requirements.

New Capital Rule. On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the international Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity core (Tier 1) minimum capital requirement (4.5% of risk-weighted assets), increases the minimum core capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The minimum leverage ratio will be established at a uniform 4%.

The rule also includes changes in what constitutes regulatory capital. Tier 2 capital will no longer be limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are subject to deduction above more stringent limits than the existing regulations. Core capital generally will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities). Harvard Savings Bank has the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its regulatory capital calculation. Harvard Savings Bank is considering whether to opt out in order to reduce the impact of market volatility on its regulatory capital levels.

As noted, the new capital requirements also include changes in the risk weights of assets designed to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 day past due or otherwise on non-accrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (a range of 0% to 600%) for certain equity exposures.

The rule limits an institution’s capital distributions and certain discretionary bonus payments to executives if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for Harvard Savings Bank on January 1, 2015. More stringent deduction requirements are subject to transition through January 1, 2018. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fully implemented at 2.5% on January 1, 2019.

Harvard Savings Bank has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013. We have determined that Harvard Savings Bank meets all of these new requirements, except for the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.

A state non-member bank may not make a capital distribution that would reduce its regulatory capital below the amount required by the FDIC’s regulatory capital regulations or for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Harvard Savings Bank’s ability to pay dividends will be limited if Harvard Savings Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Harvard Illinois Bancorp, Inc. to pay dividends to its stockholders.

Loans-to-One Borrower. Generally, an institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, Harvard Savings Bank was in compliance with the loans-to-one borrower limitations.

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

Transactions with Related Parties. A savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as Harvard Savings Bank. Harvard Illinois Bancorp, Inc. is an affiliate of Harvard Savings Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, applicable regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Applicable regulations require savings banks to maintain detailed records of all transactions with affiliates.

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

In addition, extensions of credit in excess of certain limits must be approved in advance by Harvard Savings Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The FDIC has primary enforcement responsibility over state-chartered savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a savings bank. Formal enforcement action by the FDIC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance with respect to a particular savings bank.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

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

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company, such as Harvard Savings Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the savings bank would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. In addition, beginning in 2016, Harvard Savings Bank’s ability to pay dividends will be limited if Harvard Savings Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Harvard Illinois Bancorp, Inc. to pay dividends to its stockholders. See “—New Capital Rule.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Harvard Savings Bank. Deposit accounts in Harvard Savings Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized FICO assessment was equal to 0.64 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long range fund of 2.0%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Harvard Savings Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Federal Home Loan Bank System. Harvard Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Harvard Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2013, Harvard Savings Bank was in compliance with this requirement.

Community Reinvestment Act and Fair Lending Laws. All depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state savings bank, the FDIC is required to assess the institution’s record of compliance with the Community Reinvestment Act. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Harvard Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Prompt Corrective Regulatory Action. The Federal Deposit Insurance Corporation Improvement Act requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements.

Under FDIC prompt corrective action regulations Harvard Savings Bank must have a Tier 1 leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0% in order to be classified as “well-capitalized.” An institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4.0% is considered to be undercapitalized. An institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, a receiver or conservator must be appointed for an institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2013, Harvard Savings Bank met the criteria for being considered “well capitalized.”

The final capital rule adopted in July 2013 modifies the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. Under the new standards, in order to be considered well-capitalized, Harvard Savings Bank would have to have a common equity Tier 1 ratio of at least 6.5% (new), a Tier 1 risk-based capital ratio of at least 8.0% more (increased from 6.0%), a total risk-based capital ratio of at least 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged). Harvard Savings Bank has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013. We have determined that Harvard Savings Bank is well-capitalized under these new standards, as if these new requirements had been in effect on Harvard Savings Bank at that date. See “—New Capital Rule.”

Prohibitions Against Tying Arrangements. Savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Harvard Savings Bank are subject to state usury laws and federal laws concerning interest rates. Harvard Savings Bank’s operations are also subject to federal and state laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	Truth in Savings Act;
●	Illinois High Risk Home Loan Act, which protects borrowers who enter into high risk home loans;
●	Illinois Predatory Lending Database Program, which helps provide counseling for homebuyers in connection with certain loans; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Harvard Savings Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

The operations of Harvard Savings Bank also are subject to the:

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●

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

●

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

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, Harvard Illinois Bancorp, Inc. will be subject to regulatory capital requirements that generally are the same as the new capital requirements for Harvard Savings Bank. These new capital requirements include provisions that might limit the ability of Harvard Illinois Bancorp, Inc. to pay dividends to its stockholders or repurchase its shares. See “—Federal Banking Regulation—New Capital Rule.” Harvard Illinois Bancorp, Inc. has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013, assuming the conversion and stock offering are completed, and has determined that it will meet all of these new requirements, including the full 2.5% capital conservation buffer, and will remain well-capitalized, if these new requirements had been in effect on that date.

Source of Strength. The Dodd-Frank Act codified the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings banks by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings bank becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Harvard Illinois Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2013, we had no minimum tax credit carryforwards.

Capital Loss Carryovers. We may carry back unused capital losses to the preceding three taxable years and forward to the succeeding five years to offset any net capital gains in those years. At December 31, 2013, we had no capital loss carryforwards.

Net Operating Loss Carryovers. We may carry back net operating losses to the preceding two taxable years, and forward to the succeeding 20 taxable years. At December 31, 2013, we had net operating loss carryforwards for federal income tax purposes totaling $689,000 which expire in varying amounts between 2024 and 2029.

Corporate Dividends. We may exclude from our income 100% of dividends received from Harvard Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Our federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Illinois State Taxation. We are required to file Illinois income tax returns and pay tax at a stated tax rate of 9.50% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. As of December 31, 2013, we have net operating losses of approximately $3.2 million that are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2015 through 2021. The use of these net operating losses was suspended for calendar years 2012 and 2013. The State of Illinois is allowing up to $100,000 of loss carryforwards to be utilized in each of calendar years 2012 and 2013. Management has not recorded a deferred tax asset for the State portion of its net operating loss carryforwards.

Personnel

As of December 31, 2013, we had 30 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

ITEM 1B.                Unresolved Staff Comments

Not applicable.

ITEM 2.                   Properties

As of December 31, 2013, the net book value of our office properties was $3.2 million. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

58 North Ayer Street Harvard, Illinois 60033	Owned	1959	6,800	$1,195

Branch Offices:

1400 North Division Street Harvard, Illinois 60033	Owned	1998	2,500	773

211 East Jefferson Street Morris, Illinois 60450	Owned	2008	16,948	1,184

Total				$3,152

We believe that our current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.                   Legal Proceedings

At December 31, 2013, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.                   Mine Safety Disclosure.

None.

PART II

ITEM 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)            Market, Holder and Dividend Information. Our common stock is traded on the OTC Bulletin Board under the symbol “HARI.” The approximate number of holders of record of Harvard Illinois Bancorp, Inc.’s common stock as of March 18, 2014, was 281. Certain shares of Harvard Illinois Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table sets forth the range of the high and low sales prices of Harvard Illinois Bancorp, Inc.’s common stock for each quarter of 2013 and 2012, and is based upon information provided by the OTC Bulletin Board.  The high and low “bid” price, as required to be disclosed by Regulation S-K, was not available for certain periods because either there were not two-sided quotes by market makers, which is the minimum required to calculate a priced bid and ask, or there was only one market maker with a two-sided quote.

	High	Low	Cash Dividend Declared

Quarter ended December 31, 2013	$18.00	$14.20	—
Quarter ended September 30, 2013	$14.50	$13.75	—
Quarter ended June 30, 2013	$14.12	$13.28	—
Quarter ended March 31, 2013	$14.12	$13.10	$0.10
Quarter ended December 31, 2012	$14.00	$10.01	—
Quarter ended September 30, 2012	$11.00	$9.30	—
Quarter ended June 30, 2012	$13.00	$10.05	—
Quarter ended March 31, 2012	$12.95	$8.00	—

Harvard Illinois Bancorp, Inc. does not currently pay regular cash dividends on its common stock. However, on February 20, 2013, with the consent of the Federal Reserve Board, the Company paid a special cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of February 6, 2013. In addition, on January 30, 2014, Harvard Illinois Bancorp, Inc. paid a special dividend of $0.20 per share of the Company’s common stock to stockholders of record as of January 15, 2014. Dividend payments by Harvard Illinois Bancorp, Inc. are dependent on dividends it receives from Harvard Savings Bank, because Harvard Illinois Bancorp, Inc. has no source of income other than dividends from Harvard Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Harvard Illinois Bancorp, Inc. and interest payments with respect to Harvard Illinois Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Savings Bank Regulation—Dividend Limitations.”

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

During the year ended December 31, 2013, the Bank paid the Company dividends totaling $373,000 to fund expenses and operating activities of the Company.

On February 20, 2013, with the consent of the Federal Reserve Board, the Company paid a special cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of February 6, 2013.  In addition, on January 30, 2014, the Company paid a special dividend of $0.20 per share of the Company’s common stock to stockholders of record as of January 15, 2014.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service fees, net realized gains on loan sales, loan servicing fees, and net income on bank-owned life insurance, offset by impairment charges on securities. Noninterest expense consists primarily of compensation and benefits, occupancy, data processing, professional fees, marketing, office supplies, federal deposit insurance premiums, indirect automobile loan servicing fees, and foreclosed assets.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. The recession which began in 2008 had a severe impact on the entire banking industry resulting in increased bank failures nationwide. Continuing adverse conditions in the national and local economies have resulted in a challenging operating environment for financial institutions, particularly in Illinois and the local economies within our market areas, which showed improvement in 2013 but remain weak.   The national and local unemployment rates have shown some improvement in 2013, but remain high.  According to the Illinois Department of Employment Security, the December 2013 unemployment rate, not seasonally adjusted, for our market areas of McHenry County and Grundy County, and Illinois improved to 7.4%, 9.1% and 8.6%, respectively, from December 2012 rates of 8.2%, 9.8% and 8.6%, as compared to the U.S. unemployment rate which improved to 6.5% for December 2013 from 7.6% for December 2012.

As further discussed in Note 4 to the audited financial statements included herein, the Company originates agricultural operating lines of credit, which generally have terms of one year and are secured by growing crops, livestock and equipment, and mortgages on farmland.  At December 31, 2013 and 2012, the Company held $24.3 million and $20.1 million in agricultural production loans and $13.9 million and $11.8 million, respectively in agricultural real estate loans in the Company’s geographic lending area. The repayment of agriculture loans generally is dependent on the successful operation of a farm and can be adversely affected by fluctuations in crop prices, increase in interest rates, and changes in weather conditions such as the drought conditions that reduced the 2012 crop yields in the United States. We generally require 75% or more crop insurance coverage for our loans for crop production, which provides protection against loss due to lower crop yields as a result of drought conditions or other factors. Weather conditions in 2013 did not have a significant adverse impact on our agricultural and farmland loan customers, which made their required payments on loans. At December 31, 2013, none of our agricultural and farmland loans were 30 days or more past due, or classified substandard or non-performing. We had no charge-offs on our agricultural and farmland loan portfolios in 2013, and the requirement for additional provisions for loan losses for those portfolios was primarily due to the increase in size of those portfolios year over year.

At December 31, 2013, the Bank was categorized as “well capitalized” under regulatory capital requirements.

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

●

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

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Assets. Total assets at December 31, 2013 increased $753,000, or 0.4%, to $170.1 million at December 31, 2013 from $169.4 million at December 31, 2012. The modest changes in total assets and liabilities were consistent with our strategy to limit growth of our balance sheet in the current economic environment. Cash and cash equivalents increased $5.2 million to $28.1 million at December 31, 2013 from $22.9 million at December 31, 2012. Cash and cash equivalents includes securities purchased under agreements to resell which increased $6.1 million to $25.1 million at December 31, 2013 from $19.0 million at December 31, 2012. These agreements represent short-term cash investment alternatives that are over-collateralized with collateral that is guaranteed by the “full faith and credit” of the United States government. Interest-bearing deposits decreased $2.9 million to $6.2 million at December 31, 2013 from $9.1 million at December 31, 2012. These deposits are certificates of deposit we have placed with other financial institutions with terms from three months to five years; all are fully covered by FDIC insurance. Available-for-sale securities decreased $2.4 million to $5.5 million at December 31, 2013 from $7.9 million at December 31, 2012. The decrease was primarily due to $1.1 million in purchases of debt securities, more than offset by pay-downs, maturities and sales of $3.4 million of this portfolio. Held-to-maturity securities totaled $833,000 at December 31, 2013, a decrease of $430,000 from $1.3 million at December 31, 2012 primarily as a result of maturities and pay-downs on those securities and no purchases. The investment in those deposits and securities were based on liquidity and yield considerations.

The net loan portfolio increased $1.9 million, or 1.6%, to $116.9 million at December 31, 2013 from $115.0 million at December 31, 2012. In 2013, loan originations, advances and purchases were $76.1 million, which were offset by $18.1 million in loans sold, $55.1 million of loan repayments and payoffs, net of $583,000 in charge offs, and transfers to foreclosed assets of $567,000. The increase in loans during 2013 was due primarily to increases of $2.1 million, $4.2 million, $1.0 million and $629,000 in the farmland, agricultural, commercial and industrial loan, and purchased indirect automobile portfolios, respectively, offset partially by decreases in one-to-four family, home equity lines of credit and other second mortgage, construction and land development, and commercial real estate loan portfolios of $2.4 million, $1.7 million, $1.5 million and $745,000, respectively. The decrease in our one- to four-family loans during 2013 was primarily due to repayments, early payoffs and $9.8 million in loans sold to Fannie Mae, which generated $146,000 in net gains on loan sales, partially offset by loan originations of $15.8 million. The decrease in the one- to four-family loan portfolio reflects our strategy to sell substantially all our conforming one-to four-family loans based on yield and duration considerations in order to decrease the concentration of one- to four-family loans in our portfolio. Our portfolio of one- to four-family loans serviced for others decreased $2.3 million to $61.3 million at December 31, 2013 from $63.6 million at December 31, 2012. The changes in composition of our loan portfolio reflect the continued execution of our business strategy to minimize concentrations and diversify the types of loans in the portfolio, while managing credit and interest rate risk to optimize our net interest margin.

All other assets, consisting of premises and equipment, Federal Home Loan Bank stock, foreclosed assets held for sale, accrued interest receivable, deferred income taxes, bank-owned life insurance, mortgage servicing rights and other decreased $709,000 to $12.6 million at December 31, 2013 from $13.3 million at December 31, 2012. The largest component of other assets was our investment in bank-owned life insurance which increased $115,000 to $4.5 million at December 31, 2013 from $4.4 million at December 31, 2012. Bank-owned life insurance provides us with a funding source for our benefit plan obligations and is a source for tax-exempt income. The largest change in other assets was in our investment in Federal Home Loan Bank stock, which decreased $534,000 to $870,000 at December 31, 2013 from $1.4 million at December 31, 2012, resulting from the net repurchases of shares by the Federal Home Loan Bank, at par. Deferred income taxes increased $38,000 in 2013 and totaled $1.9 million at December 31, 2013 and 2012, respectively. At December 31, 2013, the Company’s deferred tax asset relating to unused capital loss carryovers and unrealized capital losses on other than temporary impairment of equity securities totaled $218,000. Management has established a valuation allowance for portions of that deferred tax asset of $129,000 at December 31, 2013, a non-recurring decrease of $89,000 from the balance of $218,000 at December 31, 2012.   The decrease in the valuation allowance in 2013 was due to the reversal of a previous valuation allowance related to capital losses. The Company now believes it has capital gains to enable a portion of those capital losses to be utilized prior to expiration.

Liabilities. Deposits decreased $235,000, or 0.2%, to $133.8 million at December 31, 2013 from $134.0 million at December 31, 2012. Certificates of deposit decreased $643,000, or 0.8%, to $75.5 million at December 31, 2013 from $76.1 million at December 31, 2012. Savings, NOW and money market accounts increased $223,000, or 0.4%, to $51.8 million at December 31, 2013 from $51.6 million at December 31, 2012. Interest-bearing deposits decreased modestly as we continued to follow our pricing discipline in a competitive environment to lower our cost of funds. Demand deposits increased $185,000, or 2.9%, to $6.5 million at December 31, 2013 from $6.3 million at December 31, 2012, primarily due to commercial account growth. Federal Home Loan Bank advances decreased $151,000 to $12.2 million at December 31, 2013 from $12.4 million at December 31, 2012. Non-interest bearing liabilities increased $310,000, or 9.1%, to $3.7 million at December 31, 2013 from $3.4 million at December 31, 2012. The largest component of non-interest bearing liabilities was deferred compensation which increased $95,000, or 4.1%, to $2.4 million at December 31, 2013 from $2.3 million at December 31, 2012. The largest change was in other liabilities which increased $249,000 to $908,000 at December 31, 2013 from $659,000 at December 31, 2012 primarily due to unremitted collections on loans sold and serviced for others.

Stockholders’Equity. Total stockholders’ equity increased by $829,000, or 4.2%, to $20.4 million at December 31, 2013 from $19.6 million at December 31, 2012. The increase in stockholders’ equity for the year ended December 31, 2013 resulted primarily from net income of $683,000, the exercise of stock options of $145,000, the recognition of ESOP compensation expense of $60,000, the recognition of stock – based compensation expense related to the 2011 Incentive Equity Plan of $114,000 and by the increase in other accumulated comprehensive income of $9,000, offset partially by the increase in the contingent repurchase obligation for the ESOP of $105,000 and dividends paid of $77,000.

Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012

General. Net income for the year ended December 31, 2013 was $683,000, compared to $888,000 for the year ended December 31, 2012, a decrease of $205,000. The decrease was due to a decrease in net interest income of $525,000 and an increase of $40,000 in the provision for income taxes, partially offset by an increase in noninterest income of $38,000, and decreases in the provision for loan losses and noninterest expense of $146,000 and $176,000, respectively.

Interest and Dividend Income. Total interest and dividend income decreased $763,000, or 10.6%, to $6.4 million at December 31, 2013 from $7.2 million for the year ended December 31, 2012. Although average interest-earning assets increased $1.4 million to $158.8 million for the year ended December 31, 2013 from $157.4 million for the year ended December 31, 2012, the average yield decreased 52 basis points to 4.06% from 4.58%. This decrease reflected a decline in the interest rate environment for most asset categories during the period. Interest and fees on loans decreased $773,000, or 11.4%, to $6.0 million for the year ended December 31, 2013 from $6.8 million for the year ended December 31, 2012, as the average yield on loans decreased 54 basis points to 5.08% from 5.62%, and as the average balance of loans decreased $2.5 million to $118.6 million primarily due to repayments and sales of loans outpacing originations and purchases of loans. The decrease in interest income on loans was partially offset by interest income on securities and other interest-earning assets which increased $10,000, or 2.5%, to $411,000 for the year ended December 31, 2013 from $401,000 for the year ended December 31, 2012, as the average balances of those assets increased $3.9 million to $40.2 million from $36.3 million, primarily due to weaker loan demand, offset partially by the decrease in average yield on those assets of 8 basis points to 1.02% from 1.10%.

Interest Expense. Total interest expense decreased $238,000 or 13.6%, to $1.5 million for the year ended December 31, 2013 from $1.8 million for the year ended December 31, 2012. Interest expense on deposit accounts decreased $148,000 or 10.5%, to $1.3 million for the year ended December 31, 2013 from $1.4 million for the year ended December 31, 2012. This decrease was primarily due to a decrease in interest expense on certificates of deposit and brokered certificate accounts of $171,000, offset partially by an increase in interest expense on savings, NOW and money market accounts of $23,000. The average balance in certificates of deposits and brokered certificates of deposit decreased $2.2 million, with the cost of these deposits decreasing 17 basis points to 1.55% from 1.72%. The average balances of savings, NOW and money market accounts increased $1.6 million, and the cost of these deposits increased 4 basis points to 0.20% from 0.16%. The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing, and the declining market interest rates for deposits. Interest expense on Federal Home Loan Bank advances decreased $90,000 to $250,000 for the year ended December 31, 2013 from $340,000 for the year ended December 31, 2012. The average cost of FHLB advances decreased 71 basis points to 1.93% from 2.64%, offset partially by an increase in the average balance of FHLB advances of $58,000. The modest increase in the average balance of FHLB advances was due to adhering to our capital and liquidity plans to lessen our reliance on FHLB advances. The decrease in the cost of these funds was a reflection of the lower market interest rate environment in 2013 compared to 2012.

Net Interest Income. Net interest income decreased $525,000, or 9.6%, to $4.9 million for the year ended December 31, 2013 from $5.4 million for the year ended December 31, 2012, primarily as a result of a decrease in our net interest rate spread of 35 basis points to 2.98% from 3.33%. Our net interest margin decreased 36 basis points to 3.10% from 3.46%. The decreases in our net interest rate spread and net interest margin reflected the significant decrease in interest and fees on loans due to repricing at current market interest rates as well as the decrease in average balance for loans in 2013 compared to 2012 due to weaker loan demand. The decreases in our net interest rate spread and net interest margin were offset partially by the ratio of our average interest-earning assets to average interest-bearing liabilities which increased to 113.10% for the year ended December 31, 2013 from 111.71% for the year ended December 31, 2012.

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

Based upon our evaluation of these factors, a provision of $453,000 was recorded for the year ended December 31, 2013, a decrease of $146,000, or 24.4%, from $599,000 for the year ended December 31, 2012. The provision for loan losses reflected net charge offs of $528,000 or 0.45% of average total loans for 2013, compared to $624,000 or 0.52% of average total loans for 2012. Substandard loans decreased $2.2 million to $2.8 million for the year ended December 31, 2013 from $5.0 million for the year ended December 31, 2012, while the related specific loss allowances for those loans decreased $335,000 to $96,000. We used the same methodology in assessing the allowance for each period.

The allowance as a percent of nonperforming loans increased to 89.51% at December 31, 2013 from 51.10% at December 31, 2012, primarily due to nonperforming loans which decreased to $2.8 million at December 31, 2013 compared to $5.0 million at December 31, 2012. Net charge-offs as a percent of average total loans outstanding decreased to 0.45% for the year ended December 31, 2013 from 0.52% for the year ended December 31, 2012, primarily due to a decrease in net charge-offs of $96,000 to $528,000 from $624,000, offset partially by a $2.5 million decrease in average loans outstanding to $118.6 million from $121.1 million. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended December 31, 2013 and 2012, respectively.

Noninterest Income. Noninterest income increased $38,000, or 4.0%, to $979,000 for the year ended December 31, 2013 from $941,000 for the year ended December 31, 2012. The increase was primarily related to net gains on loan sales which increased $55,000 to $354,000 for the year ended December 31, 2013 from $299,000 for the year ended December 31, 2012. Net realized gains of $146,000 and $197,000 were recognized on loans sold of $18.1 million and $16.7 million for the years ended December 31, 2013 and 2012, respectively. Gains on loan sales included the net increase in fair value of loan servicing rights of $208,000 in 2013 compared to $102,000 in 2012, an increase of $106,000. The increase in fair value of loan servicing rights in 2013 was primarily due to the decrease in prepayment speeds for the servicing portfolio during 2013 compared to 2012. Brokerage commission income decreased $30,000 to $1,000 for the year ended December 31, 2013 compared to $31,000 for the same period in 2012, primarily due to the Company exiting that line of business in 2013.Other noninterest income categories increased by $13,000, or 2.1%, to $624,000 for the year ended December 31, 2013 from $611,000 for the year ended December 31, 2012. The increase was primarily related to a $26,000 increase in customer service fees in 2013 to $296,000 from $270,000 in 2012, due to an increase in fees associated with deposit accounts.

Noninterest Expense. Noninterest expense decreased $176,000, or 3.7%, to $4.6 million for the year ended December 31, 2013 from $4.8 million for the year ended December 31, 2012. Decreases in data processing, professional fees, office supplies, indirect automobile loan servicing fees, foreclosed assets, net, and other expense for the year ended December 31, 2013 compared to the same period in 2012 of $39,000, $5,000, $5,000, $5,000, $178,000 and $13,000, respectively, were partially offset by increases in compensation and benefits, occupancy, marketing and federal deposit insurance of $34,000, $16,000, $18,000, and $1,000, respectively. The decrease in data processing expense in 2013 was due primarily to lower costs associated with the long-term contract renewal with our data center in 2012. The decrease in foreclosed assets, net reflected lower realized losses on sales and write-downs of other real estate owned which decreased $198,000 to $57,000 in 2013. The increase in compensation and benefits in 2013 was primarily due to higher benefit costs. The increase in marketing expense in 2013 was primarily due to the introduction of a new checking account product.

Provision for Income Taxes. The provision for income taxes was $184,000 for the year ended December 31, 2013, compare to $144,000 for the year ended December 31, 2012, an increase of $40,000. The effective tax provision as a percent of pre-tax income or loss was 21.2% and 14.0% for the years ended December 31, 2013 and 2012, respectively. The higher provision in 2013 reflects the decrease of $30,000 to $89,000 in 2013 in non-recurring decreases in valuation allowances recorded for deferred tax assets related to capital losses on equity securities from $119,000 in 2012.

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

	At December 31,		For the Years Ended December 31,
	2013		2013			2012			2011
	Actual Balance	Yield/Cost	Average Balance	Interest Income / Expense	Yield/Cost	Average Balance	Interest Income / Expense	Yield/Cost	Average Balance	Interest Income / Expense	Yield/Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$7,500	0.75%	$8,939	$76	0.85%	$9,532	$87	0.91%	$8,571	$118	1.38%
Securities purchased under agreements to resell	25,117	1.11	22,559	204	0.90	15,544	139	0.89	18,304	183	1.00
Securities, tax-exempt (1)	3,461	1.12	3,744	38	1.01	1,481	16	1.08	195	9	4.62
Securities, taxable (1)	2,892	2.20	4,016	89	2.22	6,757	152	2.25	6,801	185	2.72
Loans (2)	119,333	5.05	118,618	6,030	5.08	121,109	6,803	5.62	115,911	6,760	5.83
Federal Home Loan Bank stock	870	0.30	910	4	0.44	3,019	7	0.23	6,549	7	0.11
Total interest-earning assets	159,173	4.02%	158,786	6,441	4.06%	157,442	7,204	4.58%	156,331	7,262	4.65%

Noninterest-earning assets	10,947		11,423			11,366			11,900
Total assets	$170,120		$170,209			$168,808			$168,231

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$17,256	0.14%	$17,430	22	0.13%	$17,063	21	0.12%	$15,744	38	0.24%
NOW and money market accounts	34,538	0.20	34,812	81	0.23	33,538	59	0.18	32,607	89	0.27
Certificates of deposit	75,493	1.47	75,196	1,164	1.55	76,141	1,270	1.67	78,447	1,626	2.07
Brokered certificates of deposit	—	—	—	—	—	1,300	65	5.00	1,499	75	5.00
Federal Home Loan Bank advances	12,206	1.52	12,954	250	1.93	12,896	340	2.64	13,630	426	3.13
Total interest-bearing liabilities	139,493	1.00%	140,392	1,517	1.08%	140,938	1,755	1.25%	141,926	2,254	1.59%

Non-interest-bearing deposits	6,463		6,044			5,099			4,419
Other non-interest-bearing liabilities	3,718		3,782			3,445			3,197
Total liabilities	149,674		150,218			149,482			149,543

Total equity	20,446		19,991			19,326			18,688
Total liabilities and equity	$170,120		$170,209			$168,808			$168,231

Net interest income				$4,924			$5,449			$5,008
Interest rate spread (3)					2.98%			3.33%			3.06%
Net interest margin (4)					3.10%			3.46%			3.20%
Average interest-earning assets to average interest-bearing liabilities					113.10%			111.71%			110.15%

_________________________

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

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities for the years ended December 31, 2013 and 2012. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

2013 Compared to 2012	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-earning deposits	$(6)	$(5)	$(11)
Securities purchased under agreements to resell	2	63	65
Securities, tax-exempt	(1)	23	22
Securities, taxable	(2)	(61)	(63)
Loans	(635)	(138)	(773)
Federal Home Loan Bank stock	4	(7)	(3)
Total	(639)	(124)	(763)

Interest expense:
Savings accounts	1	—	1
NOW and money market accounts	20	2	22
Certificates of deposit	(90)	(16)	(106)
Brokered certificates of deposit	(33)	(32)	(65)
Federal Home Loan Bank advances	(92)	2	(90)
Total	(194)	(44)	(238)
Increase (decrease) in net interest income	$(445)	$(80)	$(525)

2012 Compared to 2011	Rate	Volume	Net
	(In thousands)
Interest income:
Interest-earning deposits	$(43)	$12	$(31)
Securities purchased under agreements to resell	(18)	(26)	(44)
Securities, tax-exempt	(12)	19	7
Securities, taxable	(32)	(1)	(33)
Loans	(254)	297	43
Federal Home Loan Bank stock	5	(5)	—
Total	(354)	296	(58)

Interest expense:
Savings accounts	(20)	3	(17)
NOW and money market accounts	(32)	2	(30)
Certificates of deposit	(309)	(47)	(356)
Brokered certificates of deposit	—	(10)	(10)
Federal Home Loan Bank advances	(64)	(22)	(86)
Total	(425)	(74)	(499)
Increase (decrease) in net interest income	$71	$370	$441

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

Among the techniques we are currently using to manage interest rate risk are: (i) originating , and selling into the secondary mortgage market a significant portion of, our fixed-rate one- to four-family residential mortgage loan originations; (ii) originating agricultural and commercial and industrial operating lines of credit that generally have terms of one year or less and are variable-rate loans; (iii) originating commercial real estate and other intermediate-term agricultural production and commercial and industrial loans, as they generally reprice more quickly than one- to four-family residential mortgages; (iv) purchasing indirect automobile loans as they generally reprice more quickly than one-to four-family residential mortgages; and (v) emphasizing less interest rate sensitive and lower-cost “core deposits.” We also maintain a portfolio of other short-term or adjustable-rate assets and in addition, we have used fixed-rate Federal Home Loan Bank advances and longer-term certificate of deposit promotions to extend the term to repricing of our liabilities.

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

Set forth below is an analysis of the changes to the economic value of our equity that would occur to our NPV as of December 31, 2013 in the event of designated changes in the United States treasury yield curve. At December 31, 2013, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

Change in		Estimate Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (1)
Interest Rates (Basis Points) (2)	Estimates NPV (3)	Amount	Percent	NPV Ratio (4)	Change in Basis Points
(Dollars in thousands)

300+	$28,380	$1,928	7.29%	17.25%	194
200+	27,958	1,506	5.69	16.71	140
100+	27,423	971	3.67	16.12	80
—	26,452	—	—	15.32	—
100-	24,703	(1,749)	(6.61)	14.14	(118)

(1)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(2)	Estimated NPV assumes an instantaneous uniform change in interest rates at all maturities.
(3)	NPV is the discounted present value of expected cash flows from assets, liabilities and off balance sheet contracts.
(4)	NPV Ratio represents NPV divided by the present value of assets.

In addition to modeling changes in NPV, we also analyze estimated changes to net interest income (“NII”) for a prospective twelve-month period under the interest rate scenarios set forth above. The following table sets forth our NII model as of December 31, 2013.

Change in Interest Rates	Estimated Net	Increase (Decrease) in Estimated Net Interest Income
(Basis Points)	Interest Income (1) (2)	Amount	Percent
(Dollars in thousands)
300+	$6,465	$1,329	25.88%
200+	6,003	867	16.88
100+	5,557	421	8.20
—	5,136	—	—
100-	4,779	(357)	(6.95)

(1)	Estimated net interest income assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Estimated net interest income is before provisions for loan losses.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities were $1.4 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits in other financial institutions, offset by principal collections on loans, and proceeds from redemption of Federal Home Loan Bank stock, proceeds from maturing securities, interest-bearing deposits and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities were $4.1 million and $(533,000) for the years ended December 31, 2013 and 2012, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and proceeds from Federal Home Loan Bank advances, offset by repayment of Federal Home Loan Bank advances. The net cash used in financing activities was $(342,000) and $(1.1 million) for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013, the Bank exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $17.3 million, or 10.3% of adjusted total assets, which is above the required level of $6.7 million, or 4.0%; and total risk-based capital of $19.0 million, or 14.5% of risk-weighted assets, which is above the required level of $10.5 million, or 8.0%. Accordingly Harvard Savings Bank was categorized as well-capitalized at December 31, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2013, we had outstanding commitments to originate loans of $784,000, and commitments under unused lines of credit of $15.1 million. In addition, we had outstanding letters of credit of $130,000 at December 31, 2013. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2013 totaled $32.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit. For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 20 of the Notes to our Consolidated Financial Statements.

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

ITEM 8.                   Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                Controls and Procedures

(a)             Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management, including the President and Chief Executive Officer and Vice President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective, based on those criteria. During the year ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning directors and executive officers of the Company and certain board committee members is incorporated herein by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I — Election of Directors.”

ITEM 11.                Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)             Securities Authorized for Issuance Under Stock-Based Compensation Plans.     The information required by this item is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I—Election of Directors” in the Proxy Statement.

(b)             Security Ownership of Certain Beneficial Owners.    The information required by this item is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

(c)             Security Ownership of Management.    The information required by this item is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I—Election of Directors” in the Proxy Statement.

(d)             Changes in Control.    Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

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

PART IV

ITEM 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Balance Sheets - December 31, 2013 and 2012
(C)	Consolidated Statements of Income - years ended December 31, 2013 and 2012
(D)	Consolidated Statements of Comprehensive Income – years ended December 31, 2013 and 2012;
(E)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2013 and 2012;
(F)	Consolidated Statements of Cash Flows- years ended December 31, 2013 and 2012;
(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of Harvard Illinois Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Harvard Illinois Bancorp, Inc.**
4	Form of Common Stock Certificate of Harvard Illinois Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Employment Agreement between Harvard Savings Bank and Duffield J. Seyller, III*
10.3	Employment Agreement between Harvard Savings Bank and Donn L. Claussen*
10.4	Change in Control Agreement between Harvard Savings Bank and Richard J. Lipinsky***
10.5	Employment Agreement between Harvard Savings Bank and Donn L. Claussen*
10.6	Amended and Restated Salary Continuation Agreement with Duffield J. Seyller, III***
10.7	Salary Continuation Agreement with Michael T. Neese *
10.8	Amended and Restated Salary Continuation Agreement with Donn L. Claussen***
10.9	Split Dollar Life Insurance Agreement with Donn L. Claussen*
10.10	Form of Director Deferred Fee Agreements*
10.11	Form of 2009 Director Deferred Fee Agreement*
10.12	Employment Agreement between Harvard Savings Bank and David Dobson.
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

___________________

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

Harvard Illinois Bancorp, Inc.

Date: March 28, 2014	By:	/s/ Donn L. Claussen
Donn L. Claussen, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donn L. Claussen Donn L. Claussen	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2014

/s/ David Dobson David Dobson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014

/s/ Duffield J. Seyller, III Duffield J. Seyller, III	Chairman of the Board	March 28, 2014

/s/ William D. Schack William D. Schack	Director	March 28, 2014

/s/ Michael P. Feeney Michael P. Feeney	Director	March 28, 2014

/s/ John W. Rebhorn John W. Rebhorn	Director	March 28, 2014

/s/ Steven D. Garrels Steven D. Garrels	Director	March 28, 2014

/s/ Richard L. Walker Richard L. Walker	Director	March 28, 2014

EXHIBIT INDEX

10.12	Employment Agreement between Harvard Savings Bank and David Dobson.
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

Harvard Illinois Bancorp, Inc.

Report of Independent Registered Public Accounting Firm
and Consolidated Financial Statements

December 31, 2013 and 2012

Harvard Illinois Bancorp, Inc. and Subsidiary

December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

Harvard Illinois Bancorp, Inc.

Harvard, Illinois

We have audited the accompanying consolidated balance sheets of Harvard Illinois Bancorp, Inc. (Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harvard Illinois Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/sig/ BKD, LLP

Decatur, Illinois
March 28, 2014

  Harvard Illinois Bancorp, Inc.

Consolidated Balance Sheets

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Assets

	2013	2012

Cash and due from banks	$1,712	$1,102
Interest-bearing demand deposits in banks	1,260	2,743
Securities purchased under agreements to resell	25,117	19,014

Cash and cash equivalents	28,089	22,859

Interest-bearing deposits with other financial institutions	6,240	9,126

Available-for-sale securities	5,545	7,879

Held-to-maturity securities, at amortized cost (estimated fair value of $839 and $1,314 at December 31, 2013 and 2012)	833	1,263

Loans, net of allowance for loan losses of $2,475 and $2,550 at December 31, 2013 and 2012	116,858	114,976

Premises and equipment, net of accumulated depreciation of $4,756 and $5,753 at December 31, 2013 and 2012	3,366	3,395

Federal Home Loan Bank stock, at cost	870	1,404

Foreclosed assets held for sale	331	886

Accrued interest receivable	786	612

Deferred income taxes	1,897	1,859

Bank-owned life insurance	4,472	4,357

Loan servicing rights	620	412

Other	213	339

Total assets	$170,120	$169,367

 Harvard Illinois Bancorp, Inc.

Consolidated Balance Sheets

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Liabilities and Stockholders’ Equity

	2013	2012

Liabilities
Deposits
Demand	$6,463	$6,278
Savings, NOW and money market	51,794	51,571
Certificates of deposit	75,493	76,136

Total deposits	133,750	133,985

Federal Home Loan Bank advances	12,206	12,357
Advances from borrowers for taxes and insurance	358	382
Deferred compensation	2,433	2,338
Accrued interest payable	19	29
Other	908	659

Total liabilities	149,674	149,750

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; issued and outstanding 2013 – 833,851 shares and 2012 – 816,076 shares	8	8
Additional paid-in capital	7,253	6,976
Unearned ESOP shares, at cost; 2013 – 46,035 shares; 2012 – 50,220 shares	(460)	(502)
Amount reclassified on ESOP shares	(268)	(163)
Retained earnings	13,897	13,291
Accumulated other comprehensive income, net of tax	16	7

Total stockholders’ equity	20,446	19,617

Total liabilities and stockholders’ equity	$170,120	$169,367

See Notes to Consolidated Financial Statements

 Harvard Illinois Bancorp, Inc.

Consolidated Statements of Income

 Years Ended December 31, 2013 and 2012

(dollars in thousands, except share data)

	2013	2012

Interest and Dividend Income
Interest and fees on loans	$6,030	$6,803
Securities
Taxable	89	152
Tax-exempt	38	16
Securities purchased under agreements to resell	204	139
Other	80	94

Total interest and dividend income	6,441	7,204

Interest Expense
Deposits	1,267	1,415
Federal Home Loan Bank advances	250	340

Total interest expense	1,517	1,755

Net Interest Income	4,924	5,449

Provision for Loan Losses	453	599

Net Interest Income After Provision for Loan Losses	4,471	4,850

Noninterest Income
Customer service fees	296	270
Brokerage commission income	1	31
Net realized gains on loan sales	354	299
Net realized gains on sales of available-for-sale securities	—	2
Losses on other than temporary impairment of equity securities	—	(1)
Loan servicing fees	207	207
Bank-owned life insurance income, net	112	121
Other	9	12

Total noninterest income	979	941

See Notes to Consolidated Financial Statements

 Harvard Illinois Bancorp, Inc.

Consolidated Statements of Income

 Years Ended December 31, 2013 and 2012

(dollars in thousands, except share data)

	2013	2012

Noninterest Expense
Compensation and benefits	$2,550	$2,516
Occupancy	503	487
Data processing	309	348
Professional fees	382	387
Marketing	87	69
Office supplies	46	51
Federal deposit insurance	149	148
Indirect automobile loan servicing fees	107	112
Foreclosed assets, net	80	258
Other	370	383

Total noninterest expense	4,583	4,759

Income Before Income Taxes	867	1,032

Provision for Income Taxes	184	144

Net Income	$683	$888

Basic Earnings Per Share	$0.87	$1.20

Diluted Earnings Per Share	0.87	1.18

Dividends Paid	$0.10	$—

See Notes to Consolidated Financial Statements

 Harvard Illinois Bancorp, Inc.

Consolidated Statements of Comprehensive Income

 December 31, 2013 and 2012

(dollars in thousands, except share data)

	2013	2012

Net Income	$683	$888

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $5 and $(8) for 2013 and 2012, respectively	9	(15)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 for the 2013 and 2012	—	2
Less: reclassification adjustment for loss on other-than-temporary impairment of equity securities included in net income, net of taxes of $0 for 2013 and 2012, respectively	—	(1)
	9	(16)

Comprehensive Income	$692	$872

See Notes to Consolidated Financial Statements

 Harvard Illinois Bancorp, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2013 and 2012

(dollars in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Amount Reclassified On ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2012	8	6,852	(544)	(80)	12,403	23	18,662

Net income	—	—	—	—	888	—	888
Other comprehensive income (loss)	—	—	—	—	—	(16)	(16)
Stock-based compensation expense	—	121	—	—	—	—	121
ESOP shares earned, 4,185 shares	—	3	42	—	—	—	45
Reclassification due to change in fair value of common stock ESOP subject to contingent repurchase obligation	—	—	—	(83)	—	—	(83)

Balance, December 31, 2012	8	6,976	(502)	(163)	13,291	7	19,617

Net income	—	—	—	—	683	—	683
Other comprehensive income	—	—	—	—	—	9	9
Stock-based compensation expense	—	114	—	—	—	—	114
ESOP shares earned, 4,185 shares	—	18	42	—	—	—	60
Reclassification due to change in fair value of common stock ESOP subject to contingent repurchase obligation	—	—	—	(105)	—	—	(105)
Exercise of stock options, 17,775 shares	—	145	—	—	—	—	145
Dividends on common stock $.10 per share	—	—	—	—	(77)	—	(77)

Balance, December 31, 2013	8	7,253	(460)	(268)	13,897	16	20,446

See Notes to Consolidated Financial Statements

 Harvard Illinois Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

(dollars in thousands, except share data)

	2013	2012

Operating Activities
Net income	$683	$888
Items not requiring (providing) cash
Depreciation	209	204
Provision for loan losses	453	599
Amortization (accretion) of premiums and discounts on securities	37	(1)
Deferred income taxes	(44)	(48)
Net realized gains losses on loan sales	(354)	(299)
Net realized gains on sales of available-for-sale securities	—	(2)
Losses on other than temporary impairment of equity securities	—	1
Losses and write down on foreclosed assets held for sale	57	255
Bank-owned life insurance income, net	(112)	(121)
Originations of loans held for sale	(18,098)	(16,698)
Proceeds from sales of loans held for sale	18,244	16,895
ESOP compensation expense	60	45
Stock-based compensation expense	114	121
Changes in
Accrued interest receivable	(174)	79
Other assets	123	135
Accrued interest payable	(10)	(8)
Deferred compensation	95	96
Other liabilities	144	159

Net cash provided by operating activities	1,427	2,300

Investing Activities
Net change in interest-bearing deposits	2,886	(2,891)
Purchases of available-for-sale securities	(1,083)	(8,536)
Proceeds from the sales of available-for-sale securities	—	8
Proceeds from maturities and pay-downs of available-for-sale securities	3,379	5,169
Proceeds from maturities and pay-downs of held-to-maturity securities	446	478
Net change in loans	(2,925)	(252)
Purchases of premises and equipment	(180)	(74)
Purchases of FHLB stock	(426)	—
Proceeds from redemption of Federal Home Loan
Bank stock	960	5,145
Proceeds from sale of foreclosed assets	1,088	420

Net cash provided by (used in) investing activities	4,145	(533)

See Notes to Consolidated Financial Statements

 Harvard Illinois Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

(dollars in thousands, except share data)

	2013	2012

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$408	$3,620
Net decrease in certificates of deposit including brokered certificates	(643)	(4,704)
Net decrease in advances from borrowers for taxes and insurance	(24)	(6)
Proceeds from Federal Home Loan Bank advances	43,750	5,500
Repayments of Federal Home Loan Bank advances	(43,901)	(5,545)
Dividends paid	(77)	—
Stock options exercised	145	—

Net cash used in financing activities	(342)	(1,135)

Net Increase in Cash and Cash Equivalents	5,230	632

Cash and Cash Equivalents, Beginning of Year	22,859	22,227

Cash and Cash Equivalents, End of Year	$28,089	$22,859

Supplemental Cash Flows Information

Interest paid	$1,527	$1,763

Income taxes paid	228	157

Foreclosed assets acquired in settlement of loans	567	371

Supplemental disclosure of noncash financing activities:

With the initial public offering in April 2010, the Company loaned $628 to the Employee Stock Ownership Plan, which was used to acquire 62,775 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets. Payments on the loan were $36 and $35 in 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash equivalents consisted primarily of interest-bearing demand deposits and securities purchased under agreements to resell.

At December 31, 2013 and 2012, none of the Company’s cash accounts exceeded federally insured limits.

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

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

Fee Income

Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans. Brokerage commissions represent fees earned on brokerage activities and are recognized when earned.

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

Harvard Illinois Bancorp, Inc.

Notes to  Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when received in loan servicing fees in non-interest income.

Stock Options

At December 31, 2013, the Company has a stock-based employee compensation plan, which is described more fully in Note 16.

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

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Troubled Debt Restructurings by Creditors (Subtopic 310-40: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, which affects all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015 which the entity’s annual or interim financial statements have not been made available for issuance. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Note 2:        Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2013
U.S. Government and federal agency	$990	$—	$(8)	$982
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	614	12	—	626
State and political subdivisions	3,461	7	(39)	3,429
Equity securities	455	53	—	508

	$5,520	$72	$(47)	$5,545

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2012
U.S. Government and federal agency	$3,194	$5	$(14)	$3,185
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	758	21	—	779
State and political subdivisions	3,467	5	(23)	3,449
Equity securities	450	16	—	466

	$7,869	$47	$(37)	$7,879

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
December 31, 2013:
U.S. Government agencies	$500	$2	$—	$502
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	13	1	—	14
Private-label residential	320	3	—	323

	$833	$6	$—	$839

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
December 31, 2012:
U.S. Government agencies	$500	$21	$—	$521
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	17	1	—	18
Private-label residential	746	29	—	775

	$1,263	$51	$—	$1,314

With the exception of obligations of U.S. Treasury and other U.S. government agencies and corporations, the Company held no securities at December 31, 2013 with a book value that exceeded 10% of total equity.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and FNMA common stock, and shares in other financial institutions.

The Company recorded no other-than-temporary impairment on the FNMA and FHLMC common stock included in equity securities in 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company held investments in FNMA and FHLMC common stock with an amortized cost of $2. The Company realized gains on sales of FNMA and FHLMC common stock of $2 on sales proceeds of $8 for 2012. There were no sales in 2013. The investments in FNMA and FHLMC common stock are valued using available market prices. Management performed an analysis and deemed the remaining investment in FNMA and FHLMC common stock was not other than temporarily impaired as of December 31, 2013.

The Company recorded no other than temporary impairment on the Shay Asset Management mutual funds included in equity securities for 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company held investments in the mutual funds with an amortized cost of $443 and $438, respectively. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of December 31, 2013.

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The Company recorded an other-than-temporary impairment on other equity securities of $0 and $1 for 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company held investments in other equity securities with an amortized cost of $10.

Other-than-temporary impairment recorded for 2013 and 2012 totaled $0 and $1, respectively as previously described.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$646	$646	$500	$502
One to five years	2,957	2,941	—	—
Five to ten years	848	824	—	—
After ten years	—	—	—	—
	4,451	4,411	500	502
Mortgage-backed securities	614	626	333	337
Equity securities	455	508	—	—

Totals	$5,520	$5,545	$833	$839

Gross gains of $2 resulting from sales of available-for-sale securities were realized for 2012. There were no tax benefits applicable to these gains. There were no sales of securities in 2013.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1,120 at December 31, 2013 and $934 at December 31, 2012.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2013 and 2012, was $2,292 and $2,846, respectively, which is approximately 36% and 31% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. government and federal agency	$500	$(1)	$482	$(7)	$982	$(8)
State and political subdivisions	555	(13)	755	(26)	1,310	(39)

Total temporarily impaired securities	$1,055	$(14)	$1,237	$(33)	$2,292	$(47)

December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. government and federal agency	$472	$(14)	$—	$—	$472	$(14)
State and political subdivisions	2,374	(23)	—	—	2,374	(23)

Total temporarily impaired securities	$2,846	$(37)	$—	$—	$2,846	$(37)

Note 3:        Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $25,117 and $19,014 at December 31, 2013 and 2012, respectively, and represent short-term cash investment alternatives. These agreements are over-collateralized by 103% with collateral consisting of securities and loans guaranteed by the “full faith and credit” of the United States government. During the period, the collateral was delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. At December 31, 2013 and 2012, these agreements mature by notice by the Company or 30 days by the custodian.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The Company’s policy requires that all securities purchased under agreements to resell be fully collateralized.

At December 31, 2013 and 2012, agreements to resell securities purchased were outstanding with the following entities:

	2013	2012

ESI Investors III, LLC	$1,500	$—
BCM High Income Fund, LP	6,040	8,053
HEC Opportunity Fund LLC	500	453
Coastal Securities	2,266	10,508
First Farmers Financial, LLC	14,811	—

Total	$25,117	$19,014

Note 4:        Loans and Allowance for Loan Losses

Classes of loans include:

	December 31,
	2013	2012
Mortgage loans on real estate
One-to-four family	$39,489	$41,842
Home equity lines of credit and other 2nd mortgages	7,749	9,431
Multi-family residential	117	51
Commercial	19,244	19,989
Farmland	13,900	11,765
Construction and land development	354	1,837
Total mortgage loans on real estate	80,853	84,915
Commercial and industrial	6,424	5,407
Agricultural	24,343	20,096
Purchased indirect automobile, net of dealer reserve	7,616	6,987
Other consumer	115	117
	119,351	117,522

Less
Loans in process	26	—
Net deferred loan fees and costs	(8)	(4)
Allowance for loan losses	2,475	2,550

Net loans	$116,858	$114,976

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

During recent years, as a part of our asset/liability management policy, seven-year balloon loans with up to 30-year amortization schedules secured by one-to-four family real estate have been originated, to a lesser extent.

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

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

Under the loan purchase arrangement, the seller aggregates indirect automobile loans into separate loan pools. The pools are then segregated into risk categories with each category having predefined limits as to the maximum amounts allowed. Generally, the pools are sold without recourse. The Company receives a listing of the individual loans in the pool, including loan and borrower information prior to funding the purchase but the Company is not generally permitted to substitute loans in a pool or purchase part of a pool.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of December 31, 2013 and 2012:

	2013
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of year	$668	$333	$3	$530	$176	$275
Provision charged to expense	277	54	3	164	32	(141)
Losses charged off	(330)	(69)	—	—	—	(151)
Recoveries	29	—	—	—	—	17
Balance, end of year	$644	$318	$6	$694	$208	$—
Ending balance: individually evaluated for impairment	$63	$29	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$581	$289	$6	$694	$208	$—

Loans:
Ending balance	$39,489	$7,749	$117	$19,244	$13,900	$354
Ending balance: individually evaluated for impairment	$2,284	$120	$—	$—	$—	$354
Ending balance: collectively evaluated for impairment	$37,205	$7,629	$117	$19,244	$13,900	$—

	2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$151	$301	$112	$1	$—	$2,550
Provision charged to expense	(41)	76	35	(6)	—	453
Losses charged off	—	—	(33)	—	—	(583)
Recoveries	—	—	3	6	—	55
Balance, end of year	$110	$377	$117	$1	$—	$2,475
Ending balance: individually evaluated for impairment	$3	$—	$1	$—	$—	$96
Ending balance: collectively evaluated for impairment	$107	$377	$116	$1	$—	$2,379

Loans:
Ending balance	$6,424	$24,343	$7,616	$115	$—	$119,351
Ending balance: individually evaluated for impairment	$3	$—	$4	$—	$—	$2,765
Ending balance: collectively evaluated for impairment	$6,421	$24,343	$7,612	$115	$—	$116,586

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Credit Quality Indicators

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2013 and 2012:

	2013
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$33,676	$6,557	$117	$13,931	$13,789	$—
Watch	2,100	334	—	2,328	111	—
Special Mention	1,429	738	—	2,985	—	—
Substandard	2,284	120	—	—	—	354

Total	$39,489	$7,749	$117	$19,244	$13,900	$354

	2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$6,106	$24,131	$7,612	$115	$106,034
Watch	315	212	—	—	5,400
Special Mention	—	—	—	—	5,152
Substandard	3	—	4	—	2,765

Total	$6,424	$24,343	$7,616	$115	$119,351

	2012
	Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$37,027	$9,012	$51	$16,036	$11,765	$986
Watch	1,460	218	—	2,386	—	—
Special Mention	871	35	—	85	—	—
Substandard	2,484	166	—	1,482	—	851

Total	$41,842	$9,431	$51	$19,989	$11,765	$1,837

	2012 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$3,761	$20,096	$6,962	$117	$105,813
Watch	1,526	—	—	—	5,590
Special Mention	113	—	—	—	1,104
Substandard	7	—	25	—	5,015

Total	$5,407	$20,096	$6,987	$117	$117,522

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2013 and 2012:

	2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$770	$607	1,608	$2,985	$36,504	$39,489	$—
Home equity lines of credit and other 2nd mortgages	26	40	44	110	7,639	7,749	—
Multi-family	—	—	—	—	117	117	—
Commercial	33	—	—	33	19,211	19,244	—
Farmland	—	—	—	—	13,900	13,900	—
Construction and land development	—	—	354	354	—	354	—

Total real estate loans	829	647	2,006	3,482	77,371	80,853	—

Commercial and industrial	135	11	3	149	6,275	6,424	—
Agriculture	—	—	—	—	24,343	24,343	—
Consumer loans:
Purchased indirect automobile	4	—	—	4	7,612	7,616	—
Other	—	—	—	—	115	115	—

Total consumer loans	4	—	—	4	7,727	7,731	—

Total	$968	$658	$2,009	$3,635	$115,716	$119,351	$—

	2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,464	$808	1,122	$3,394	$38,448	$41,842	$—
Home equity lines of credit and other 2nd mortgages	51	14	35	100	9,331	9,431	—
Multi-family	—	—	—	—	51	51	—
Commercial	—	—	—	—	19,989	19,989	—
Farmland	—	—	—	—	11,765	11,765	—
Construction and land development	—	—	—	—	1,837	1,837	—

Total real estate loans	1,515	822	1,157	3,494	81,421	84,915	—

Commercial and industrial	—	—	7	7	5,400	5,407	—
Agriculture	—	—	—	—	20,096	20,096	—
Consumer loans:
Purchased indirect automobile	25	—	—	25	6,962	6,987	—
Other	—	—	—	—	117	117	—

Total consumer loans	25	—	—	25	7,079	7,104	—

Total	$1,540	$822	$1,164	$3,526	$113,996	$117,522	$—

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

At December 31, 2013 and 2012, the Company held $24,343 and $20,096 in agricultural production loans and $13,900 and $11,765, respectively in agricultural real estate loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farm land in addition to unfavorable weather patterns, could significantly affect the repayment ability for many agricultural loan customers.

At December 31, 2013 and 2012, the Company held $19,244 and $19,989 in commercial real estate loans and $354 and $1,837 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The following tables present impaired loans for the years ended December 31, 2013 and 2012:

	2013
	(Dollars in thousands)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,722	$2,159	$—	$1,746	$32	$32
Home equity lines of credit and other 2nd mortgages	45	135	—	75	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	354	501	—	178	3	3

Total real estate loans	2,121	2,795	—	1,999	36	36

Commercial and industrial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	27	—	—	—	—

Total consumer loans	—	27	—	—	—	—

Total	$2,121	$2,822	$—	$1,999	$36	$36

Loans with a specific allowance
Real estate loans:
One-to-four family	$562	$602	$63	$638	$12	$12
Home equity lines of credit and other 2nd mortgages	75	84	29	67	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	741	13	13
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	426	8	8

Total real estate loans	637	686	92	1,872	34	34

Commercial and industrial	3	3	3	5	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	4	4	1	14	—	—
Other	—	—	—	—	—	—

Total consumer loans	4	4	1	14	—	—

Total loans	644	693	96	1,891	34	34

Total	$2,765	$3,515	$96	$3,890	$70	$70

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The following table presents the Company’s nonaccrual loans at December 31, 2013 and 2012. This table excludes performing troubled debt restructurings.

	2013	2012

Mortgages on real estate:
One-to-four family	$2,284	$2,484
Home equity lines of credit and other 2nd mortgages	120	166
Commercial	—	1,482
Construction and land development	354	851
Commercial and industrial	3	7

Total	$2,761	$4,990

The following table presents the recorded balance of troubled debt restructurings, as of December 31, 2013 and 2012:

	2013	2012

Real estate loans:
One-to-four family	$1,914	$1,814
Home equity lines of credit and other 2nd mortgages	—	6
Multi-family	—	—
Commercial	—	1,482
Farmland	—	—
Construction and land development	354	851

Total real estate loans	2,268	4,153

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$2,268	$4,153

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The following table presents the recorded balance of troubled debt restructurings, which were performing according to the terms of the restructuring, as of December 31, 2013 and 2012.

	2013	2012

Real estate loans:
One-to-four family	$1,245	$1,126
Home equity lines of credit and other 2nd mortgages	—	—
Multi-family	—	—
Commercial	—	1,482
Farmland	—	—
Construction and land development	—	851

Total real estate loans	1,245	3,459

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$1,245	$3,459

Troubled debt restructurings resulted in charge-offs of $264 and $219 during the years ended December 31, 2013 and 2012, respectively. The allowance for loan losses included specific allowances for troubled debt restructurings of $16 and $311 at December 31, 2013 and 2012, respectively.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The following table represents loans modified as troubled debt restructurings during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Real estate loans:
One-to-four family	1	$245	3	$257
Home equity lines of credit and other 2nd mortgages	—	—	1	6
Multi-family	—	—	—	—
Commercial	—	—	2	1,482
Farmland	—	—	—	—
Construction and land development	—	—	—	—

Total real estate loans	1	245	6	1,745

Commercial and industrial	—	—	—	—
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—
Other	—	—	—	—

Total consumer loans	—	—	—	—

Total	1	$245	6	$1,745

During the year ended December 31, 2013, the Company modified one residential real estate loan, with a recorded investment of $245 prior to modification, which was deemed a TDR. The modification involved both an interest rate and maturity concession, which resulted in an impairment loss of $16 based upon the present value of expected future cash flows.

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses.

Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses.

As of December 31, 2013 and 2012, the Company had two loans totaling $76 and no loans, respectively, in default that had been modified within the previous 12 months as TDRs. As of December 31, 2013, there were four TDRs secured by one-to-four family real estate totaling $669 and one TDR secured by commercial land for development of $354, all of which were in default. Default occurs when a loan or lease is 90 days or more past due, transferred to nonaccrual or charged-off and is within 12 months of restructuring.

Note 5:        Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2013	2012

Land	$396	$403
Buildings and improvements	6,259	6,164
Furniture and equipment	1,467	2,581
	8,122	9,148
Less accumulated depreciation	4,756	5,753

Net premises and equipment	$3,366	$3,395

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Note 6:        Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others consist of the following:

	December 31,
	2013	2012

One-to-four family residential loans
FHLB	$10,542	$12,403
FNMA	50,709	51,184
Agricultural loans
Farmer Mac	15,106	8,808
Commercial loans
Other financial institutions	3,147	3,005

	$79,504	$75,400

The Company has a credit enhancement obligation to individual loan losses, to the limit of $927 at December 31, 2013 and 2012, respectively. Management has determined that the allowance for loan losses is adequate to cover possible future losses from its credit enhancement obligation.

The following summarizes the activity in loan servicing rights measured using the fair value method for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012

Fair value, beginning of year	$412	$310
Additions
Servicing rights that result from asset transfers	191	159
Less loans refinanced	(110)	(72)
Changes in fair value, due to changes in valuation inputs or assumptions	127	15

Fair value, end of year	$620	$412

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Note 7:        Interest-bearing Deposits

Interest-bearing deposits in denominations of $100 or more were $47,234 and $47,420 on December 31, 2013 and 2012, respectively.

The following table represents deposit interest expense by deposit type:

	December 31,
	2013	2012

Savings	$22	$21
NOW and Money Market	81	59
Certificates of deposit	1,164	1,270
Brokered certificates of deposit	—	65

Total deposit interest expense	$1,267	$1,415

At December 31, 2013, the scheduled maturities of certificates of deposit are as follows:

2014	$32,941
2015	23,474
2016	9,287
2017	9,791

$75,493

Note 8:        Federal Home Loan Bank Advances

The Federal Home Loan Bank (“FHLB”) advances and lines of credit consisted of the following components:

	December 31,
	2013	2012

Open line of credit, 0.30% at December 31, 2013 and 2012	$4,200	$2,000
Advances	8,006	10,357

Total	$12,206	$12,357

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The Federal Home Loan Bank advances and line of credit are secured by loans totaling $94,317 and $74,429 at December 31, 2013 and 2012, respectively. Advances at December 31, 2013 at interest rates from 0.66% to 5.16% are subject to restrictions or penalties in the event of prepayment.

Annual maturities of the advances at December 31, 2013, are:

2014	$2,457
2015	1,333
2016	2,076
2017	377
2018	1,763

$8,006

Note 9:        Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal and state of Illinois jurisdictions. During the years ended December 31, 2013 and 2012, the Company did not recognize expense for interest or penalties.

The expense for income taxes includes these components:

	December 31,
	2013	2012

Taxes currently payable	$228	$192
Deferred income taxes	(44)	(48)

Income tax expense	$184	$144

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	December 31,
	2013	2012

Computed at the statutory rate (34%)	$295	$351
Increase (decrease) resulting from
Tax exempt interest	(10)	(4)
Changes in deferred tax valuation allowance	(89)	(119)
Cash surrender value of life insurance	(38)	(41)
Other	26	(43)

Actual tax expense	$184	$144

Income tax expense as a percentage of pre-tax income	21.2%	14.0%

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	December 31,
	2013	2012

Deferred tax assets
Allowance for loan losses	$842	$867
Accrued compensation and employee benefits	827	802
Net operating loss	234	296
Loss on other than temporary impairment of equity securities not sold	218	218
Write-down on foreclosed assets for sale	—	107
Other	291	172
	2,412	2,462
Deferred tax liabilities
Depreciation	(167)	(153)
FHLB stock dividends	—	(89)
Unrealized gains on available-for-sale securities	(9)	(3)
Loan servicing rights	(210)	(140)

	(386)	(385)

Net deferred tax asset before valuation allowance	2,026	2,077

Valuation allowance
Beginning balance	218	337
Decrease during the period	(89)	(119)

Ending balance	129	218

Net deferred tax asset	$1,897	$1,859

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

At December 31, 2013 and 2012, the Company’s deferred tax asset relating to realized losses and losses on other-than-temporary impairment of equity securities resulted in capital losses. Management has established a valuation allowance for a portion of that deferred tax asset for which realization of the asset does not meet the “more likely than not” criteria. The carryback period on these losses is three years and the carryforward period is five years from the date of sale.

At December 31, 2013 and 2012, the Company had federal net operating loss carryforwards totaling approximately $689 and $871, respectively, which expire in varying amounts between 2024 and 2029.

At December 31, 2013 and 2012, the Company had Illinois net operating loss carryforwards totaling approximately $3,190 and $3,290, respectively, which will expire in varying amounts between 2015 and 2021. Management has not recorded a deferred tax asset for the state net operating loss carryforwards.

The decreases in the valuation allowance in 2013 and 2012 are due to the reversal of the previous valuation allowance related to the capital losses. Management believes they have capital gains to enable a portion of the capital losses to be utilized prior to expiration.

Retained earnings at December 31, 2013 and 2012, include approximately $2,216 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if the allocations were expected to reverse into taxable income in the foreseeable future was approximately $753 at December 31, 2013 and 2012.

Note 10:     Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
	2013	2012

Net unrealized gain on available-for-sale securities	$25	$10
Tax effect	(9)	(3)

Net-of-tax amount	$16	$7

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Note 11:     Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2013 and 2012, were as follows:

	Amounts Reclassified from AOCI		Affected Line Item in the
	2013	2012	Statements of Income

Unrealized gains (losses) on available-for-sale securities
	$—	$2	Realized gain on sale of securities
			Total reclassified amount before tax
	—	—	Tax (expense) benefit

	$—	$2	Net reclassified amount

Note 12:     Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The Bank’s actual capital amounts and ratios are also presented in this table:

	Actual		Minimum Capital Requirements		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total capital (to risk-weighted assets)	$18,996	14.5%	$10,489	8.0%	$13,112	10.0%

Tier I capital (to risk-weighted assets)	17,332	13.2%	5,245	4.0%	7,867	6.0%

Tier I capital (to average assets)	17,332	10.3%	6,741	4.0%	8,246	5.0%

As of December 31, 2012
Total capital (to risk-weighted assets)	$18,393	14.5%	$10,129	8.0%	$12,662	10.0%

Tier I capital (to risk-weighted assets)	16,794	13.3%	5,065	4.0%	7,597	6.0%

Tier I capital (to average assets)	16,794	10.2%	6,602	4.0%	8,253	5.0%

The following is a reconciliation of the Bank equity amount included in the consolidated balance sheets to the amounts reflected above for regulatory capital purposes:

	December 31,
	2013	2012

Bank equity	$18,597	$18,038
Less net unrealized gains	3	3
Less disallowed servicing amounts	62	41
Less disallowed deferred tax assets	1,200	1,200

Tier 1 capital	17,332	16,794

Add allowance for loan losses subject to limit	1,649	1,595
Add unrealized gains on available-for-sale equity securities	15	4

Total risk-based capital	$18,996	$18,393

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Note 13:     Restriction on Dividends

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

Note 14:     Related Party Transactions

At December 31, 2013 and 2012, the Company had loans outstanding to executive officers, directors and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	December 31,
	2013	2012

Balance beginning of year	$1,080	$1,178
New loans	150	322
Repayments	(493)	(420)

Balance, end of year	$737	$1,080

Deposits from related parties held by the Company at December 31, 2013 and 2012 totaled $1,523 and $1,308, respectively.

The Company also has an employee loan program which is described more fully in Note 15.

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

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Note 15:     Employee Benefit Plans

The Company contributes to a multiemployer defined benefit retirement plan (Pentegra DB Plan) covering all employees under 65 years of age. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the plan number is 333. Although employees will receive defined benefits under the multiemployer plan, the multiemployer plan does not provide for the accrual of defined pension benefits for the future services of the present employees. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiemployer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

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

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $196,473 and $299,729 for the plan years ending June 30, 2012 and June 30, 2011, respectively. The Company’s contributions to the Pentegra DB Plan totaled $83 and $45, respectively, for the years ended December 31, 2013 and 2012 and do not represent more than 5% of the total contributions to the Pentegra DB Plan. There have been no significant changes that affect the comparability of the 2012 and 2013 contributions.

The Company has a retirement savings 401(k) profit sharing plan covering substantially all employees. The Company matches 50% of the employee’s contribution on the first 6% of the employee’s compensation. Employer contributions charged to expense for 2013 and 2012 were $41.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The Company has a liability of $1,081 and $1,085 as of December 31, 2013 and 2012, respectively, for deferred compensation agreements with current and former directors of the Company. The agreements provide for 120 monthly payments upon retirement of the directors. The charge to expense for the agreements was $106 for 2013 and $110 for 2012. Such charges reflect the deferred director fees plus the interest accrued at the rate of 3.97% – 8.50% on the contributions to the deferred compensation accounts.

The Company has a supplemental employee retirement plan with certain officers of the Company. The plan provides for benefits to be paid upon retirement of the officers. The charge to the expense for the plan was $225 and $221 in 2013 and 2012, respectively. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 3.97% to 8.50% discount factor. The liability for the plan was $1,352 and $1,253 at December 31, 2013 and 2012, respectively.

The Company has adopted a lending policy which provides eligible employees, officers, and directors of the Company the opportunity to obtain one mortgage loan (primary residence only) at an interest rate below what is offered to customers in the normal course of business. The interest rate is based upon 1% below the Fannie Mae rate on the date of entering the program or the date the loan is scheduled to re-price. Employees who have been employed full-time for 3 months or have accumulated 1000 hours of employment are eligible to participate in the plan. The interest rate on those loans revert back to the contract rate when the employee is no longer employed by the Company. The outstanding balance of such loans totaled approximately $1,047 and $1,484 at December 31, 2013 and 2012, respectively. Approximately $319 and $391, respectively, were loans to executive officers and directors. Effective April 2008, directors were no longer eligible to obtain new loans through this program.

Note 16:     Stock-based Compensation

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Participants receive the shares at the end of employment. Because the Company’s stock is not traded on an established market, as of December 31, 2013, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

The Company is accounting for its ESOP in accordance with ASC Topic 718, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per shares computations. Dividends, if any, on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended December 31, 2013 and 2012 was $60 and $45, respectively.

A summary of the ESOP shares at December 31, 2013 and 2012 is as follows:

	2013	2012

Allocated shares	12,555	8,370
Shares released for allocation	4,185	4,185
Unearned shares	46,035	50,220

Total ESOP shares	62,775	62,775

Fair value of unearned shares at December 31	$609	$452

The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At December 31, 2013, the fair value of the 16,740 allocated shares held by the ESOP is $268. The fair value of all shares subject to the repurchase obligation is $268.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

The weighted-average assumptions used in the Black-Scholes option pricing model for the years indicated were as follows:

2012

Expected volatility	47.53%
Expected dividends	0.00%
Expected term (in years)	7
Risk-free rate	1.04%

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

A summary of the option activity under the Equity Incentive Plan as of December 31, 2013 and 2012, and changes during the years then ended, is presented below (dollars in thousands):

	2013
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	78,469	$8.27
Granted	—	—
Exercised	(17,775)	8.10
Forfeited or expired	—	—

Outstanding, end of year	60,694	$8.32	7.59	$466

Exercisable, end of year	12,671	$8.31	7.59	$97

	2012
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	73,761	$8.10
Granted	4,708	10.95
Exercised	—	—
Forfeited or expired	—	—

Outstanding, end of year	78,469	$8.27	8.59	$379

Exercisable, end of year	14,752	$8.10	8.48	$74

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The weighted-average grant-date fair value of options granted during 2012 was $5.36. There were no options granted during 2013. The total intrinsic value of options exercised during the year ended December 31, 2013 was $108. There were no options exercised during 2012.

Stock-based compensation expense for stock options for the years ended December 31, 2013 and 2012 was $66 and $60, respectively.

As of December 31, 2013 there was $172 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.59 years. The total fair value of shares vested during the years ended December 31, 2013 and 2012 were $66 and $61, respectively. The recognized tax benefit related thereto was $22 and $21 for the years ended December 31, 2013 and 2012, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2013 and 2012, and changes during the years then ended, is presented below:

	December 31, 2013
	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, beginning of year	63,717	$4.20
Granted	—	—
Vested	(15,694)	4.19
Forfeited	—	—

Nonvested, end of year	48,023	$4.21

	December 31, 2012
	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, beginning of year	73,761	$4.11
Granted	4,708	5.36
Vested	(14,752)	4.11
Forfeited	—	—

Nonvested, end of year	63,717	$4.20

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The following table summarizes restricted stock activity for the years ended December 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Balance, beginning of year	29,818	$8.10	31,387	$8.10
Granted	—	—	—	—
Forfeited	—	—	—	—
Earned and issued	—	—	(1,569)	8.10

Balance, end of year	29,818	$8.10	29,818	$8.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2011 was $8.10 per share or $254. Stock-based compensation expense for restricted stock for the years ended December 31, 2013 and 2012 was $48 and $61, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $121 at December 31, 2013 and is expected to be recognized over a weighted average period of 2.48 years.

Total compensation expense for both plans for the years ended December 31, 2013 and 2012 was $114 and $121, respectively.

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Note 17:     Earnings Per Share

Earnings per share (EPS) were computed as follows:

	December 31, 2013	December 31, 2012

Net income	$683	$888

Basic weighted average shares outstanding	813,412	794,131
Less: Average unallocated ESOP shares	(47,952)	(52,138)

Basic average shares outstanding	765,460	741,993

Diluted effect of stock options	6,482	—

Diluted effect of restricted stock awards	15,015	8,091

Diluted average shares outstanding	786,957	750,084

Basic earnings per share	$0.87	$1.20

Diluted earnings per share	$0.87	$1.18

Options to purchase 78,469 shares were outstanding at December 31, 2012, but were not included in the computation of diluted earnings per share as the options were considered antidilutive for the year ended December 31, 2012.

Note 18:     Disclosures About Fair Value of Assets and Liabilities

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

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Available-for-sale securities:
US Government and federal agency	$982	$—	$982	$—
Mortgage-backed securities – GSE residential	626	—	626	—
State and political subdivisions	3,429	—	3,429	—
Equity securities	508	28	480	—

Loan servicing rights	620	—	—	620

Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended December 31, 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Loan Servicing Rights

Loan servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, loan servicing rights are classified within Level 3 of the hierarchy.

Management measures mortgage servicing rights through the completion of a proprietary model. Inputs to the model are developed by the accounting staff and are reviewed by management. The model is tested annually using baseline data to check its accuracy.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Loan Servicing Rights

Balance, January 1, 2013	$412

Total realized and unrealized gains and losses included in net income	127
Servicing rights that result from asset transfers	191
Loans refinanced	(110)

Balance, December 31, 2013	$620

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013:

Impaired loans (collateral dependent)	$549	$—	$—	$549

December 31, 2012:

Impaired loans (collateral dependent)	$2,570	$—	$—	$2,570
Foreclosed assets	616	—	—	616

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency by management.

Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by management by comparison to historical results. Fair value adjustments on impaired loans were $(55) at December 31, 2013 compared to $(65) at December 31, 2012.

Foreclosed Assets

Foreclosed assets consist primarily of real estate owned. Real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary. Appraisals are reviewed for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by management. Fair value adjustments on foreclosed assets were $0 at December 31, 2013 compared to $(209) at December 31, 2012.

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$549	Market comparable properties	Marketability discount	20%	-	40%	(25%)
Mortgage servicing rights	620	Discounted cash flow	Discount rate	8%	-	12.5%	(10.43%)
			PSA standard prepayment model rate	100	-	369	(194)

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$2,570	Market comparable properties	Marketability discount	10%	-	30%	(22%)
Foreclosed assets	616	Market comparable properties	Comparability adjustments (%)	10%	-	40%	(27%)
Mortgage servicing rights	412	Discounted cash flow	Discount rate	9%	-	11%	(10%)
			PSA standard prepayment model rate		421

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s other financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Financial assets
Cash and cash equivalents	$28,089	$28,089	$—	$—
Interest-bearing deposits with other financial institutions	6,240	—	6,240	—
Held-to-maturity securities	833	—	839	—
Loans, net of allowance for loan losses	116,858	—	119,462	—
Federal Home Loan Bank stock	870	—	870	—
Accrued interest receivable	786	—	786	—

Financial liabilities
Deposits	133,750	—	130,206	—
Federal Home Loan Bank advances	12,206	—	12,377	—
Advances from borrowers for taxes and insurance	358	—	358	—
Accrued interest payable	19	—	19	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Note 19:     Significant Estimates and Concentrations

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

Deferred Income Taxes

The Company has maintained net deferred tax assets for deductible temporary differences. The Company evaluated the recoverability of the deferred tax asset and established a valuation allowance of $129 for certain capital loss carryforwards that are not expected to be fully recognized. Management believes that it is more likely than not that the remainder of the deferred tax assets will be fully realized. The Company has determined that no further valuation allowance is required for any other deferred tax assets as of December 31, 2013, although there is no guarantee that those assets will be recognizable in future periods.

Current Economic Conditions

At December 31, 2013 and 2012, the Company held $24,343 and $20,096 in agricultural production loans and $13,900 and $11,765, respectively in agricultural real estate loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farm land could significantly affect the repayment ability for many agricultural loan customers.

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

At December 31, 2013 and 2012, the Company held $19,244 and $19,989 in commercial real estate loans and $354 and $1,837 in loans collateralized by commercial and development real estate in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

The accompanying financial statements have been prepared using values and information currently available to the Company.

Note 20:     Commitments and Credit Risk

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

At December 31, 2013 and 2012, the Company had outstanding commitments to originate loans aggregating approximately $784 and $1,684, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $784 and $50 at December 31, 2013 and 2012, respectively, with the remainder at floating market rates. The range of fixed rates was 4.50% to 6.00% at December 31, 2013 and 4% to 4.75% as of December 31, 2012.

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

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

The Company had total outstanding standby letters of credit amounting to $130 and $6 at December 31, 2013 and 2012, respectively. The term of the standby letters of credit outstanding at December 31, 2013 expire in 2014. At December 31, 2013 and 2012, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

At December 31, 2013, the Company had granted unused lines of credit to borrowers aggregating approximately $10,784 and $4,296 from commercial lines and open-end consumer lines, respectively. At December 31, 2012, the Company had granted unused lines of credit to borrowers aggregating approximately $10,884 and $4,866 for commercial lines and open-end consumer lines, respectively.

Other Credit Risk

The Company had a concentration of funds on deposit with the Federal Home Loan Bank totaling $1,260 and $2,743 at December 31, 2013 and 2012, respectively.

The Company had a concentration of funds in securities purchased under agreements to resell with First Farmers Financial, LLC totaling $14,811 at December 31, 2013. The remainder of the agreements totaling $10,306 as of December 31, 2013 were with HEC Opportunity Fund LLC, Coastal Securities, ESI Investors III LLC and BCM High Income Fund, LP.

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

The Company had a concentration of funds in securities purchased under agreements to resell with Coastal Securities totaling $10,508 at December 31, 2012. The remainder of the agreements totaling $8,506 as of December 31, 2012 were with HEC Opportunity Fund LLC and BCM High Income Fund, LP.

Note 21:     Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2013	2012
Assets
Cash and due from banks	$1,256	$947
Investment in common stock of subsidiary	18,596	18,038
ESOP loan	484	521
Other assets	134	136

Total assets	$20,470	$19,642

Liabilities
Other liabilities	$24	$25

Total liabilities	24	25

Stockholders' Equity	20,446	19,617

Total liabilities and stockholders' equity	$20,470	$19,642

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Condensed Statements of Income and Comprehensive Income

	Years Ending December 31,
	2013	2012

Income
Dividends from subsidiary	$373	$1,114
Interest on ESOP loan	17	18
Losses on other-than-temporary impairment of equity securities	—	(1)

Total income	390	1,131

Expense
Noninterest expense	286	385

Income Before Income Tax and Equity in Undistributed Income of Subsidiary	104	746

Benefit for Income Taxes	(92)	(123)

Income Before Equity in Undistributed Income of Subsidiary	196	869

Equity in Undistributed Income of Subsidiary	487	19

Net Income	$683	$888

Comprehensive Income	$692	$872

 Harvard Illinois Bancorp, Inc.

Notes to Consolidated Financial Statements

 December 31, 2013 and 2012

(dollars in thousands, except share data)

Condensed Statements of Cash Flows

	Years Ending December 31,
	2013	2012

Cash flows from operating activities
Net income	$683	$888
Adjustments
Loss on other-than-temporary impairment of equity securities	—	1
ESOP compensation expense	60	45
Stock-based compensation expense	114	121
Equity in undistributed subsidiary income	(487)	(19)
Change in other assets	(164)	(228)
Change in other liabilities	(1)	25

Net cash provided by operating activities	205	833

Cash flows from investing activities
Payments on ESOP loan	36	35

Net cash provided by investing activities	36	35

Cash flows from financing activities
Dividends paid	(77)	—
Stock options exercised	145	—

Net cash provided by financing activities	68	—

Net Change in Cash and Cash Equivalents	309	868

Cash and Cash Equivalents at Beginning of Year	947	79

Cash and Cash Equivalents at End of Year	$1,256	$947