Form 10-Q
period 2014-03-31
Harvard Illinois Bancorp, Inc.
filed 2014-05-09
CIK 1471266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, 839,585 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

HARVARD ILLINOIS BANCORP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$1,586	$1,712
Interest-bearing demand deposits in banks	1,807	1,260
Securities purchased under agreements to resell	24,622	25,117

Cash and cash equivalents	28,015	28,089

Interest-bearing deposits with other financial institutions	5,650	6,240
Available-for-sale securities	6,968	5,545
Held-to-maturity securities, at amortized cost (estimated fair value of $414 and $839 at March 31, 2014 and December 31, 2013, respectively)	413	833
Loans, net of allowance for loan losses $2,431 and $2,475 at March 31, 2014 and December 31, 2013	114,331	116,858
Premises and equipment, net	3,348	3,366
Federal Home Loan Bank stock, at cost	870	870
Foreclosed assets held for sale	3	331
Accrued interest receivable	619	786
Deferred income taxes	1,823	1,897
Bank-owned life insurance	4,500	4,472
Loan servicing rights	620	620
Other	220	213

Total assets	$167,380	$170,120

Liabilities and Equity
Liabilities
Deposits
Demand	$6,434	$6,463
Savings, NOW and money market	54,873	51,794
Certificates of deposit	72,638	75,493

Total deposits	133,945	133,750

Federal Home Loan Bank advances	8,946	12,206
Advances from borrowers for taxes and insurance	544	358
Deferred compensation	2,430	2,433
Accrued interest payable	18	19
Other	905	908

Total liabilities	146,788	149,674

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 839,585 and 833,851 shares issued and outstanding at March 31, 2014 and December 31, 2013	8	8
Additional paid-in capital	7,336	7,253
Unearned ESOP shares, at cost; March 31, 2014 – 44,989 shares; December 31, 2013 – 46,035 shares	(450)	(460)
Amount reclassified on ESOP shares	(302)	(268)
Retained earnings	13,973	13,897
Accumulated other comprehensive income, net of tax	27	16

Total stockholders’ equity	20,592	20,446

Total liabilities and stockholders’ equity	$167,380	$170,120

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2014	2013

Interest and Dividend Income
Interest and fees on loans	$1,574	$1,545
Securities
Taxable	12	34
Tax-exempt	13	9
Securities purchased under agreements to resell	63	44
Other	14	21

Total interest and dividend income	1,676	1,653

Interest Expense
Deposits	297	321
Federal Home Loan Bank advances	45	72

Total interest expense	342	393

Net Interest Income	1,334	1,260

Provision for Loan Losses	25	144

Net Interest Income After Provision for Loan Losses	1,309	1,116

Noninterest Income
Customer service fees	76	74
Brokerage commission income	—	1
Net realized gains on loan sales	4	92
Loan servicing fees	59	49
Bank-owned life insurance income, net	26	28
Other	1	2

Total noninterest income	166	246

Noninterest Expense
Compensation and benefits	660	640
Occupancy	139	127
Data processing	83	80
Professional fees	94	114
Marketing	9	30
Office supplies	14	10
Federal deposit insurance	32	33
Indirect automobile loan servicing fee	24	23
Foreclosed assets, net	(21)	59
Other	93	73

Total noninterest expense	1,127	1,189

Income Before Income Taxes	348	173

Provision for Income Taxes	114	14

Net Income	$234	$159

Earnings Per Share
Basic (Note 4)	$.30	$0.20
Diluted	.29	0.20

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2014	2013

Net Income	$234	$159

Other Comprehensive Income
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $5 and $(3), for 2014 and 2013, respectively	11	(6)

Comprehensive Income	$245	$153

See accompanying notes to the consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Amount Reclassified On ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the Three Months Ended March 31, 2014 (unaudited)

Balance, January 1, 2014	$8	$7,253	$(460)	$(268)	$13,897	$16	$20,446

Net income	—	—	—	—	234	—	234

Other comprehensive income	—	—	—	—	—	11	11

ESOP shares earned, 1,046 shares	—	8	10	—	—	—	18

Stock-based compensation expense	—	28	—	—	—	—	28

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(34)	—	—	(34)

Exercise of stock options, 5,734 shares	—	47	—	—	—	—	47

Dividends on common stock, $.20 per share	—	—	—	—	(158)	—	(158)

Balance, March 31, 2014	$8	$7,336	$(450)	$(302)	$13,973	$27	$20,592

For the Three Months Ended March 31, 2013 (unaudited)

Balance, January 1, 2013	$8	$6,976	$(502)	$(163)	$13,291	$7	$19,617

Net income	—	—	—	—	159	—	159

Other comprehensive loss	—	—	—	—	—	(6)	(6)

ESOP shares earned, 1,046 shares	—	4	11	—	—	—	15

Stock-based compensation expense	—	29	—	—	—	—	29

Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(24)	—	—	(24)

Exercise of stock options, 13,774 shares	—	112	—	—	—	—	112

Dividends on common stock, $.10 per share	—	—	—	—	(82)	—	(82)

Balance, March 31, 2013	$8	$7,121	$(491)	$(187)	$13,368	$1	$19,820

See accompanying notes to consolidated financial statements.

HARVARD ILLINOIS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2014	2013

Operating Activities
Net income	$234	$159
Items not requiring (providing) cash
Depreciation	55	50
Provision for loan losses	25	144
Amortization of premiums and discounts on securities	10	1
Deferred income taxes	69	(68)
Net realized gains on loan sales	(4)	(92)
(Gains) losses and write down on foreclosed assets held for sale	(25)	50
Bank-owned life insurance income, net	(26)	(28)
Originations of loans held for sale	(3,204)	(4,907)
Proceeds from sales of loans held for sale	3,208	4,962
ESOP compensation expense	18	15
Stock-based compensation expense	28	29
Changes in
Accrued interest receivable	167	264
Other assets	52	111
Accrued interest payable	(1)	1
Deferred compensation	(3)	22
Other liabilities	(37)	81
Net cash provided by operating activities	566	794

Investing Activities
Net decrease in interest-bearing deposits	590	500
Purchases of available-for-sale securities	(1,482)	(1)
Purchase of held-to-maturity securities	(103)	—
Proceeds from maturities and pay-downs of available-for-sale securities	64	250
Proceeds from maturities and pay-downs of held-to-maturity securities	524	28
Net change in loans	2,499	(147)
Purchase of premises and equipment	(37)	(3)
Proceeds from redemption of Federal Home Loan Bank stock	—	552
Proceeds from sale of foreclosed assets	295	97
Net cash provided by investing activities	2,350	1,276

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	3,050	1,946
Net increase (decrease) in certificates of deposit	(2,855)	199
Net increase in advances from borrowers for taxes and insurance	186	199
Proceeds from Federal Home Loan Bank advances	6,900	6,500
Repayments of Federal Home Loan Bank advances	(10,160)	(8,122)
Dividends paid	(158)	(82)
Stock options exercised	47	112
Net cash provided by (used in) financing activities	(2,990)	752

Net Increase (Decrease) in Cash and Cash Equivalents	(74)	2,822

Cash and Cash Equivalents, Beginning of Period	28,089	22,859

Cash and Cash Equivalents, End of Period	$28,015	$25,681

Supplemental Cash Flows Information
Interest paid	$343	$392
Income taxes paid	70	70
Foreclosed assets acquired in settlement of loans	3	102

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2014 and December 31, 2013, and the results of its operations for the three month periods ended March 31, 2014 and 2013. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 included as part of Harvard Illinois Bancorp, Inc.’s Form 10-K (File No. 000-53935) (2013 Form 10-K) filed with the Securities and Exchange Commission on March 28, 2014.

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2013 Form 10–K.

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

Participants receive the shares at the end of employment. Because the Company’s stock is not traded on an established market, as of March 31, 2014, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares.

The Company is accounting for its ESOP in accordance with ASC Topic 718, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per shares computations. Dividends, if any, on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the three months ended March 31, 2014 and 2013 was $18 and $15, respectively.

A summary of ESOP shares is as follows:

	March 31, 2014	December 31, 2013

Allocated shares	16,740	12,555
Shares released for allocation	1,046	4,185
Unearned shares	44,989	46,035

Total ESOP shares	62,775	62,775

Fair value of unearned ESOP shares	$731	$609

The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At March 31, 2014, the fair value of the 17,786 allocated shares held by the ESOP is $302. The fair value of all shares subject to the repurchase obligation is $302.

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

A summary of the option activity under the Equity Incentive Plan as of March 31, 2014, and changes for the three months then ended, is presented below:

	March 31, 2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2014	60,694	8.32
Granted	—	—
Exercised	(5,734)	8.22
Forfeited or expired	—	—

Outstanding, March 31, 2014	54,960	$8.33	7.35	$476

Exercisable, March 31, 2014	6,937	$8.39	8.13	$60

Stock-based compensation expense for stock options for the three month periods ended March 31, 2014 and 2013 was $17 and $17, respectively.

As of March 31, 2014, total unrecognized compensation costs related to nonvested stock options amounted to $155. That cost is expected to be recognized over a weighted-average period of 2.28 years.

A summary of the status of the Company’s nonvested stock options as of March 31, 2014, and changes during the three month period then ended, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested, January 1, 2014	48,023	$4.21
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, March 31, 2014	48,023	$4.21

The following table summarizes the nonvested restricted stock activity for the three months ended March 31, 2014:

	Shares	Weighted Average Grant-Date Fair Value

Balance, January 1, 2014	17,890	$8.10
Granted	—	—
Forfeited	—	—
Earned and issued	—	—

Balance, March 31, 2014	17,890	$8.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense for restricted stock for the three month periods ended March 31, 2014 and 2013 was $12 and $12, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $109 at March 31, 2014 and is expected to be recognized over a weighted average period of 2.23 years.

Total compensation expense for both plans for the three month periods ended March 31, 2014 and 2013 was $28 and $29, respectively.

Note 4:              Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month periods ended March 31, 2014 and 2013. The factors used in the earnings per common share computation follow:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net income	$234	$159
Net income allocated to participating securities	—	(4)
Net income allocated to common stock	$234	$155

Basic weighted average shares outstanding	824,192	800,288
Less: Average unallocated ESOP shares	(45,335)	(49,523)
Basic average shares outstanding	778,857	750,765
Diluted effect of stock options	13,357	4,196
Diluted effect of restricted stock awards	2,347	2,991

Diluted average shares outstanding	794,561	757,952

Basic earnings per share	$.30	$.20
Diluted earnings per share	$.29	$.20

Note 5:              Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements were $24,622 and $25,117 at March 31, 2014 and December 31, 2013, respectively, and represent short-term cash investment alternatives. These agreements are over-collateralized by 3% with collateral consisting of securities and loans guaranteed by the “full faith and credit” of the United States government. During the period, the securities were delivered by appropriate entry into the third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. At March 31, 2014 and December 31, 2013, these agreements mature by notice by the Company or 30 days by the custodian.

At March 31, 2014 and December 31, 2013, agreements to resell securities purchased were outstanding with the following entities:

	March 31, 2014	December 31, 2013

ESI Investors III, LLC	$1,500	$1,500
BCM High Income Fund, LP	5,545	6,040
HEC Opportunity Fund LLC	500	500
Coastal Securities	2,266	2,266
First Farmers Financial, LLC	14,811	14,811

Total	$24,622	$25,117

Note 6:              Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
March 31, 2014:
U.S. government agencies	$991	$—	$(3)	$988
State and political subdivisions	4,430	10	(31)	4,409
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	550	10	—	560
Equity securities	457	56	—	513
Corporate debt securities	499	—	(1)	498

	$6,927	$76	$(35)	$6,968

December 31, 2013:
U.S. Government and federal agency	$990	$—	$(8)	$982
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	614	12	—	626
State and political subdivisions	3,461	7	(39)	3,429
Equity securities	455	53	—	508

	$5,520	$72	$(47)	$5,545

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
March 31, 2014:
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	$12	$1	$—	$13
Private-label residential	298	1	—	299
State and political subdivisions	103	—	(1)	102

	$413	$2	$(1)	$414

December 31, 2013:
U.S. Government agencies	$500	$2	$—	$502
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	13	1	—	14
Private-label residential	320	3	—	323

	$833	$6	$—	$839

The Company held no securities at March 31, 2014 or December 31, 2013 with a book value that exceeded 10% of total equity.

Available for sale equity securities consist of shares in the Shay Asset Management mutual funds, shares of FHLMC and shares in other financial institutions.

As of March 31, 2014 and December 31, 2013, the Company held investments in Shay Asset Management mutual funds with a fair value of $458 and $457, respectively. The investments in mutual funds are valued using available market prices. Management performed an analysis and deemed the remaining investment in the mutual funds was not other than temporarily impaired as of March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company held investments in FHLMC common stock with a fair value of $29 and $22, respectively. The investment in FHLMC common stock is valued using available market prices. Management performed an analysis and deemed the remaining investment in FHLMC common stock was not other than temporarily impaired as of March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company held investments in other equity securities with a fair value of $26 and $29. Management performed an analysis and deemed the remaining investment in other equity securities was not other than temporarily impaired as of March 31, 2014 and December 31, 2013.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes was $621 and $1,120 as of March 31, 2014 and December 31, 2013, respectively.

There were no sales of available-for-sale securities for the three months ended March 31, 2014 and 2013.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$1,075	$1,077	$—	$—
One to five years	3,251	3,242	—	—
Five to ten years	1,594	1,576	103	102
After ten years	—	—	—	—
	5,920	5,895	103	102
Mortgage-backed securities	550	560	310	312
Equity securities	457	513	—	—

Totals	$6,927	$6,968	$413	$414

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at March 31, 2014 and December 31, 2013 was $3,200 and $2,292, respectively, which is approximately 43% and 36% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. government and federal agency	$—	$—	$488	$(3)	$488	$(3)
State and political subdivisions	1,151	(13)	961	(18)	2,112	(31)
Corporate debt securities	498	(1)	—	—	498	(1)

Total temporarily impaired securities	1,649	(14)	1,449	(21)	3,098	(35)

Held-to-maturity:
State and political subdivisions	102	(1)	—	—	102	(1)

Total	$1,751	$(15)	$1,449	$(21)	$3,200	$(36)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. government and federal agency	$500	$(1)	$482	$(7)	$982	$(8)
State and political subdivisions	555	(13)	755	(26)	1,310	(39)

Total temporarily impaired securities	$1,055	$(14)	$1,237	$(33)	$2,292	$(47)

Note 7:              Loans

Classes of loans include:

	March 31, 2014	December 31, 2013
Mortgage loans on real estate
One-to-four family	$39,703	$39,489
Home equity lines of credit and other 2nd mortgages	7,201	7,749
Multi-family residential	116	117
Commercial	19,129	19,244
Farmland	12,189	13,900
Construction and land development	553	354
Total mortgage loans on real estate	78,891	80,853
Commercial and industrial	6,577	6,424
Agricultural	23,877	24,343
Purchased indirect automobile, net of dealer reserve	7,313	7,616
Other consumer	100	115
	116,758	119,351

Less
Loans in process	3	26
Net deferred loan fees and costs	(7)	(8)
Allowance for loan losses	2,431	2,475

Net loans	$114,331	$116,858

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

All one-to-four family residential loans up to $500,000, vacant land loans up to $250,000, and any consumer loans require approval of a quorum of our retail loan committee consisting of four officers. All such loan approvals are reported at the next board meeting following said approval. All secured commercial loans, including agricultural loans, up to $1,500,000 and unsecured loans up to $250,000 must be approved by our commercial credit management committee, which currently consists of our Chief Executive Officer, Secretary – Treasurer and our Vice President – Commercial Loan Officer. These approvals are reported at the next board meeting following said approval. All other loans must be approved by the board.

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

During the last several years, as a part of our asset/liability management policy, seven-year balloon loans with up to 30-year amortization schedules secured by one-to-four family real estate have been originated, to a lesser extent.

In order to reduce the term to repricing of the loan portfolio, adjustable-rate one-to-four family residential mortgage loans have been originated. However, our ability to originate such loans is limited in the current low interest rate environment due to low consumer demand. Our current adjustable-rate mortgage loans carry interest rates that adjust annually at a margin over the one year U.S. Treasury index. Many of our adjustable-rate one-to-four family residential mortgage loans have fixed rates for initial terms of three to five years. Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by the Company generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate.

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

Commercial Real Estate Loans

In an effort to enhance the yield and reduce the term to maturity of our loan portfolio, the Company has originated or purchased commercial real estate loans. Most of the commercial real estate loans have balloon loan terms of three to five years with amortization terms of 15 to 25 years and fixed interest rates. The maximum loan-to-value ratio of the commercial real estate loans is generally 75%.

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

Home Equity Loans

The Company originates variable-rate home equity lines-of-credit and, to a lesser extent, fixed-rate loans secured by junior liens on the borrower’s primary residence. Home equity lines-of-credit are generally limited to 75% of the property value less any other mortgages. Prior to 2009, home equity loans were originated up to 90% of the property value to our customers where we serviced their first lien mortgage loan. The same underwriting standards are used for home equity lines-of-credit and loans as used for one-to-four family residential mortgage loans. The home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal. The product has a rate ceiling of 18%. Home equity loans with fixed-rate terms typically amortize over a period of up to 20 years. Home equity lines-of-credit provide for an initial draw period of up to five years, with monthly payments of interest calculated on the outstanding balance. At the end of the initial five years, the line may be paid in full or restructured at our then current home equity program.

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2014 and 2013, and the year ended December 31, 2013:

	Three Months Ended March 31, 2014 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$644	$318	$6	$694	$208	$—
Provision charged to expense	52	15	—	(24)	(19)	23
Losses charged off	(82)	—	—	—	—	—
Recoveries	11	—	—	—	—	—
Balance, end of period	$625	$333	$6	$670	$189	$23
Ending balance: individually evaluated for impairment	$43	$112	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$582	$221	$6	$670	$189	$23

Loans:
Ending balance	$39,703	$7,201	$116	$19,129	$12,189	$553
Ending balance: individually evaluated for impairment	$1,972	$588	$—	$—	$—	$319
Ending balance: collectively evaluated for impairment	$37,731	$6,613	$116	$19,129	$12,189	$234

	Three Months Ended March 31, 2014 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$110	$377	$117	$1	$—	$2,475
Provision charged to expense	2	(16)	(7)	(1)	—	25
Losses charged off	—	—	—	—	—	(82)
Recoveries	—	—	1	1	—	13
Balance, end of period	$112	$361	$111	$1	$—	$2,431
Ending balance: individually evaluated for impairment	$3	$—	$—	$—	$—	$158
Ending balance: collectively evaluated for impairment	$109	$361	$111	$1	$—	$2,273

Loans:
Ending balance	$6,577	$23,877	$7,313	$100	$—	$116,758
Ending balance: individually evaluated for impairment	$3	$—	$—	$—	$—	$2,882
Ending balance: collectively evaluated for impairment	$6,574	$23,877	$7,313	$100	$—	$113,876

	Three Months Ended March 31, 2013 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of period	$668	$333	$3	$530	$176	$275
Provision charged to expense	150	(1)	—	124	5	(153)
Losses charged off	(79)	—	—	—	—	(60)
Recoveries	—	—	—	—	—	—
Balance, end of period	$739	$332	$3	$654	$181	$62
Ending balance: individually evaluated for impairment	$114	$58	$—	$250	$—	$15
Ending balance: collectively evaluated for impairment	$625	$274	$3	$404	$181	$47

Loans:
Ending balance	$41,263	$9,077	$54	$18,324	$12,074	$1,257
Ending balance: individually evaluated for impairment	$2,652	$165	$—	$2,077	$—	$790
Ending balance: collectively evaluated for impairment	$38,611	$8,912	$54	$16,247	$12,074	$467

	Three Months Ended March 31, 2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$151	$301	$112	$1	$—	$2,550
Provision charged to expense	(23)	36	7	(1)	—	144
Losses charged off	—	—	(8)	—	—	(147)
Recoveries	—	—	2	1	—	3
Balance, end of period	$128	$337	$113	$1	$—	$2,550
Ending balance: individually evaluated for impairment	$5	$—	$5	$—	$—	$447
Ending balance: collectively evaluated for impairment	$123	$337	$108	$1	$—	$2,103

Loans:
Ending balance	$5,551	$22,498	$7,202	$110	$—	$117,410
Ending balance: individually evaluated for impairment	$5	$—	$19	$—	$—	$5,708
Ending balance: collectively evaluated for impairment	$5,546	$22,498	$7,183	$110	$—	$111,702

	Year Ended December 31, 2013 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Allowance for loan losses:
Balance, beginning of year	$668	$333	$3	$530	$176	$275
Provision charged to expense	277	54	3	164	32	(141)
Losses charged off	(330)	(69)	—	—	—	(151)
Recoveries	29	—	—	—	—	17
Balance, end of year	$644	$318	$6	$694	$208	$—
Ending balance: individually evaluated for impairment	$63	$29	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$581	$289	$6	$694	$208	$—

Loans:
Ending balance	$39,489	$7,749	$117	$19,244	$13,900	$354
Ending balance: individually evaluated for impairment	$2,284	$120	$—	$—	$—	$354
Ending balance: collectively evaluated for impairment	$37,205	$7,629	$117	$19,244	$13,900	$—

	Year Ended December 31, 2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$151	$301	$112	$1	$—	$2,550
Provision charged to expense	(41)	76	35	(6)	—	453
Losses charged off	—	—	(33)	—	—	(583)
Recoveries	—	—	3	6	—	55
Balance, end of year	$110	$377	$117	$1	$—	$2,475
Ending balance: individually evaluated for impairment	$3	$—	$1	$—	$—	$96
Ending balance: collectively evaluated for impairment	$107	$377	$116	$1	$—	$2,379

Loans:
Ending balance	$6,424	$24,343	$7,616	$115	$—	$119,351
Ending balance: individually evaluated for impairment	$3	$—	$4	$—	$—	$2,765
Ending balance: collectively evaluated for impairment	$6,421	$24,343	$7,612	$115	$—	$116,586

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$34,476	$6,414	$116	$14,632	$12,080	$234
Watch	1,626	199	—	1,457	109	—
Special Mention	1,629	—	—	3,040	—	—
Substandard	1,972	588	—	—	—	319

Total	$39,703	$7,201	$116	$19,129	$12,189	$553

	March 31, 2014 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$6,273	$23,720	$7,313	$100	$105,358
Watch	301	157	—	—	3,849
Special Mention	—	—	—	—	4,669
Substandard	3	—	—	—	2,882

Total	$6,577	$23,877	$7,313	$100	$116,758

	December 31, 2013 Mortgage Loans on Real Estate
	1-4 Family	HELOC and 2nd Mortgage	Multi-Family Residential	Commercial	Farmland	Construction and Land Development

Pass	$33,676	$6,557	$117	$13,931	$13,789	$—
Watch	2,100	334	—	2,328	111	—
Special Mention	1,429	738	—	2,985	—	—
Substandard	2,284	120	—	—	—	354

Total	$39,489	$7,749	$117	$19,244	$13,900	$354

	December 31, 2013 (Continued)
	Commercial and Industrial	Agricultural	Purchased Indirect Automobile, Net	Other Consumer	Total

Pass	$6,106	$24,131	$7,612	$115	$106,034
Watch	315	212	—	—	5,400
Special Mention	—	—	—	—	5,152
Substandard	3	—	4	—	2,765

Total	$6,424	$24,343	$7,616	$115	$119,351

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

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$1,420	$694	$1,426	$3,540	$36,163	$39,703	$—
Home equity lines of credit and other 2nd mortgages	47	—	—	47	7,154	7,201	—
Multi-family	—	—	—	—	116	116	—
Commercial	—	—	—	—	19,129	19,129	—
Farmland	123	—	—	123	12,066	12,189	—
Construction and land development	—	—	319	319	234	553	—

Total real estate loans	1,590	694	1,745	4,029	74,862	78,891	—

Commercial and industrial	160	10	3	173	6,404	6,577	—
Agriculture	227	—	—	227	23,650	23,877	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	7,313	7,313	—
Other	—	—	—	—	100	100	—

Total consumer loans	—	—	—	—	7,413	7,413	—

Total	$1,977	$704	$1,748	$4,429	$112,329	$116,758	$—

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Real estate loans:
One-to-four family	$770	$607	1,608	$2,985	$36,504	$39,489	$—
Home equity lines of credit and other 2nd mortgages	26	40	44	110	7,639	7,749	—
Multi-family	—	—	—	—	117	117	—
Commercial	33	—	—	33	19,211	19,244	—
Farmland	—	—	—	—	13,900	13,900	—
Construction and land development	—	—	354	354	—	354	—

Total real estate loans	829	647	2,006	3,482	77,371	80,853	—

Commercial and industrial	135	11	3	149	6,275	6,424	—
Agriculture	—	—	—	—	24,343	24,343	—
Consumer loans:
Purchased indirect automobile	4	—	—	4	7,612	7,616	—
Other	—	—	—	—	115	115	—

Total consumer loans	4	—	—	4	7,727	7,731	—

Total	$968	$658	$2,009	$3,635	$115,716	$119,351	$—

At March 31, 2014 and December 31, 2013, the Company held $23,877 and $24,343 in agricultural production loans and $12,189 and $13,900, respectively in farmland loans in the Company’s geographic lending area. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of related assets of the borrower. Declines in prices for corn, beans, livestock and farmland could significantly affect the repayment ability for many agricultural loan customers.

At March 31, 2014 and December 31, 2013, the Company held $19,129 and $19,244 in commercial real estate loans and $553 and $354 in loans collateralized by construction and development real estate primarily in the Company’s geographic lending area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

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

The following tables present impaired loans at March 31, 2014, March 31, 2013 and December 31, 2013, respectively:

	Three Months Ended March 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,408	$1,771	$—	$1,565	$13	$13
Home equity lines of credit and other 2nd mortgages	9	93	—	27	5	5
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	319	466	—	336	—	—

Total real estate loans	1,736	2,330	—	1,928	18	18

Commercial and industrial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	25	—	—	1	1

Total consumer loans	—	25	—	—	1	1

Total loans	$1,736	$2,355	$—	$1,928	$19	$19

Loans with a specific allowance
Real estate loans:
One-to-four family	$564	$670	$43	$563	$2	$2
Home equity lines of credit and other 2nd mortgages	579	588	112	327	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—

Total real estate loans	1,143	1,258	155	890	3	3

Commercial and industrial	3	3	3	3	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	2	—	—
Other	—	—	—	—	—	—

Total consumer loans	—	—	—	2	—	—

Total loans	1,146	1,261	3	895	3	3

Total	$2,882	$3,616	$158	$2,823	$22	$22

	Three Months Ended March 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,483	$1,761	$—	$1,627	$3	$3
Home equity lines of credit and other 2nd mortgages	72	93	—	89	—	—
Multi-family	—	—	—	—	—	—
Commercial	687	704	—	344	1	1
Farmland	—	—	—	—	—	—
Construction and land development	377	651	—	189	1	1

Total real estate loans	2,619	3,209	—	2,249	5	5

Commercial and industrial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	21	—	—	—	—

Total consumer loans	—	21	—	—	—	—

Total loans	$2,619	$3,230	$—	$2,249	$5	$5

Loans with a specific allowance
Real estate loans:
One-to-four family	$1,169	$1,301	$114	$942	$3	$3
Home equity lines of credit and other 2nd mortgages	93	93	58	77	—	—
Multi-family	—	—	—	—	—	—
Commercial	1,390	1,390	250	1,436	3	3
Farmland	—	—	—	—	—	—
Construction and land development	413	451	15	632	1	1

Total real estate loans	3,065	3,235	437	3,087	7	7

Commercial and industrial	5	5	5	6	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	19	19	5	22	—	—
Other	—	—	—	—	—	—

Total consumer loans	24	24	10	28	—	—

Total loans	3,089	3,259	447	3,115	7	7

Total	$5,708	$6,489	$447	$5,364	$12	$12

	December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance
Real estate loans:
One-to-four family	$1,722	$2,159	$—	$1,746	$32	$32
Home equity lines of credit and other 2nd mortgages	45	135	—	75	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	354	501	—	178	3	3

Total real estate loans	2,121	2,795	—	1,999	36	36

Commercial and industrial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—	—	—
Other	—	27	—	—	—	—

Total consumer loans	—	27	—	—	—	—

Total	$2,121	$2,822	$—	$1,999	$36	$36

Loans with a specific allowance
Real estate loans:
One-to-four family	$562	$602	$63	$638	$12	$12
Home equity lines of credit and other 2nd mortgages	75	84	29	67	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	741	13	13
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	426	8	8

Total real estate loans	637	686	92	1,872	34	34

Commercial and industrial	3	3	3	5	—	—
Agriculture	—	—	—	—	—	—
Consumer loans:
Purchased indirect automobile	4	4	1	14	—	—
Other	—	—	—	—	—	—

Total consumer loans	4	4	1	14	—	—

Total loans	644	693	96	1,891	34	34

Total	$2,765	$3,515	$96	$3,890	$70	$70

The following table presents the Company’s nonaccrual loans at March 31, 2014 and December 31, 2013. This table excludes performing troubled debt restructurings.

	March 31, 2014	December 31, 2013

Mortgages on real estate:
One-to-four family	$1,972	$2,284
Home equity lines of credit and other 2nd mortgages	588	120
Multi-family residential	—	—
Commercial	—	—
Construction and land development	319	354
Commercial and industrial	3	3
Other consumer	—	—

Total	$2,882	$2,761

The following table presents the recorded balance of troubled debt restructurings as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Real estate loans:
One-to-four family	$2,208	$1,914
Home equity lines of credit and other 2nd mortgages	—	—
Multi-family	—	—
Commercial	—	—
Farmland	—	—
Construction and land development	319	354

Total real estate loans	2,527	2,268

Commercial and industrial	—	—
Agriculture	—	—
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total	$2,527	$2,268

The following table represents loans modified as troubled debt restructures during the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Real estate loans:
One-to-four family	3	$377	1	$245
Home equity lines of credit and other 2nd mortgages	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Farmland	—	—	—	—
Construction and land development	—	—	—	—

Total real estate loans	3	377	—	—

Commercial and industrial	—	—	—	—
Agriculture	—	—	—	—
Consumer loans:
Purchased indirect automobile	—	—	—	—
Other	—	—	—	—

Total consumer loans	—	—	—	—

Total	3	$377	1	$245

During the three month period ended March 31, 2014, the Company modified three residential real estate loans, with a recorded investment of $377 prior to modification, which were deemed TDRs. Both modifications involved interest rate concessions, and resulted in impairment losses of $11,000 based upon the present value of expected future cash flows.

During the three month period ended March 31, 2013, the Company modified one residential real estate loan, with a recorded investment of $245 prior to modification, which was deemed a TDR. The modification involved both an interest rate and maturity concession, which resulted in an impairment loss of $16 based upon the present value of expected future cash flows.

As of March 31, 2014 there were no loans in default that had been modified within the previous 12 months as a troubled debt restructuring. As of March 31, 2014, there were three TDRs secured by one-to-four family real estate totaling $602 in default, and one TDR secured by commercial land for development totaling $319 in default.

Note 8:              Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity at March 31, 2014 and December 31, 2013, are summarized as follows:

	March 31, 2014	December 31, 2013

Net unrealized gain on securities available-for-sale	$41	$25
Tax effect	(14)	(9)

Net-of-tax amount	$27	$16

Note 9:              Income Taxes

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense for the three months ended March 31, 2014 and 2013 is shown below:

	Three Months Ended March 31,
	2014	2013

Computed at the statutory rate (34%)	$118	$59
Decrease resulting from
Tax exempt interest	(4)	(3)
Changes in deferred tax valuation allowance	—	(40)
Cash surrender value of life insurance	(9)	(10)
Other	9	8

Actual expense	$114	$14

Tax expense as a percentage of pre-tax income	32.8%	8.1%

The decreases in the valuation allowance of $0 and $40 in 2014 and 2013 are due to the reversals of a portion of the previous valuation allowance related to capital losses incurred in prior periods. Management believes the Company has capital gains to enable a portion of the capital losses to be utilized prior to expiration.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014:
Available-for-sale securities:
US Government and federal agency	$988	$—	$988	$—
Mortgage-backed securities – GSE residential	560	—	560	—
State and political subdivisions	4,409	—	4,409	—
Equity securities	513	26	487	—
Corporate debt securities	498	—	498	—

Loan servicing rights	620	—	—	620

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Available-for-sale securities:
US Government and federal agency	$982	$—	$982	$—
Mortgage-backed securities – GSE residential	626	—	626	—
State and political subdivisions	3,429	—	3,429	—
Equity securities	508	29	479	—

Loan servicing rights	620	—	—	620

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Loan Servicing Rights

Balance, January 1, 2014	$620

Total realized and unrealized gains and losses included in net income	—
Servicing rights that result from asset transfers	—
Loans refinanced	—

Balance, March 31, 2014	$620

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2014:

Impaired loans (collateral dependent)	$1,031	$—	$—	$1,031

December 31, 2013:

Impaired loans (collateral dependent)	$549	$—	$—	$549

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

	Fair Value at March 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$1,031	Market comparable properties	Marketability discount	10%	-	40%	(24%)

Loan servicing rights	620	Discounted cash flow	Discount rate	8%	-	12.5%	(10%)
			PSA standard prepayment model rate	100	-	369	(194)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$549	Market comparable properties	Marketability discount	20%	-	40%	(25%)

Mortgage servicing rights	620	Discounted cash flow	Discount rate	8%	-	12.5%	(10.43%)
			PSA standard prepayment model rate	100	-	369	(194)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2014:
Financial assets
Cash and cash equivalents	$28,015	$28,015	$—	$—
Interest-bearing deposits with other financial institutions	5,650	—	5,650	—
Held-to-maturity securities	413	—	414	—
Loans, net of allowance for loan losses	114,331	—	117,438
Federal Home Loan Bank stock	870	—	870	—
Accrued interest receivable	619	—	619	—

Financial liabilities
Deposits	133,945	—	130,853
Federal Home Loan Bank advances	8,946	—	9,098	—
Advances from borrowers for taxes and insurance	544	—	544	—
Accrued interest payable	18	—	18	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013:
Financial assets
Cash and cash equivalents	$28,089	$28,089	$—	$—
Interest-bearing deposits with other financial institutions	6,240	—	6,240	—
Held-to-maturity securities	833	—	839	—
Loans, net of allowance for loan losses	116,858	—	119,462	—
Federal Home Loan Bank stock	870	—	870	—
Accrued interest receivable	786	—	786	—

Financial liabilities
Deposits	133,750	—	130,206	—
Federal Home Loan Bank advances	12,206	—	12,377	—
Advances from borrowers for taxes and insurance	358	—	358	—
Accrued interest payable	19	—	19	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

●

the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings, which could adversely affect our dividends and earnings;

●	possible increases in deposit and premium assessments;

●

changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

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

●	risks and costs related to operating as a publicly traded company;

●	changes in our organization, compensation and benefit plan;

●

changes in our organization, compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

●	loan delinquencies and changes in the underlying cash flows of our borrowers;

●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

●	the failure or security breaches of computer systems on which we depend;

●	the ability of key third-party service provider to perform their obligations to us;

●	changes in the financial condition or future prospects of issuers of securities that we own; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services

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

The Company discontinued its securities brokerage activities in 2013.

On January 30, 2014, the Company paid a special dividend of $0.20 per share of the Company’s common stock to stockholders of record as of January 15, 2014.

At March 31, 2014, the Bank was categorized as “well capitalized” under regulatory capital requirements.

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

The following discussion compares the financial condition of Harvard Illinois Bancorp, Inc. and its wholly owned subsidiary, Harvard Savings Bank, at March 31, 2014 to its financial condition at December 31, 2013, and the results of operations for the three months ended March 31, 2014 to the same period in 2013. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

FINANCIAL CONDITION

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets at March 31, 2014 decreased $2.7 million, or 1.6%, to $167.4 million from $170.1 million at December 31, 2013. Total liabilities decreased $2.9 million, or 1.9%, to $146.8 million at March 31, 2014 from $149.7 million at December 31, 2013. The modest changes in total assets and liabilities were consistent with our strategy of disciplined growth of our balance sheet in the current economic environment.

Cash and cash equivalents decreased $74,000 to $28.0 million at March 31, 2014 from $28.1 million at December 31, 2013. Cash and cash equivalents includes securities purchased under agreements to resell, which decreased $495,000 to $24.6 million at March 31, 2014 from $25.1 million at December 31, 2013. These agreements to resell securities represent short-term cash investment alternatives that are over-collateralized with collateral that is guaranteed by the “full faith and credit” of the United States government. Interest-bearing deposits with other financial institutions decreased $590,000 to $5.7 million at March 31, 2014 from $6.2 million at December 31, 2013. These deposits are certificates of deposit we have placed with other financial institutions with terms from three months to five years and are fully covered by FDIC deposit insurance. Available-for-sale securities increased $1.4 million to $7.0 million at March 31, 2014 from $5.5 million at December 31, 2013. This increase was primarily due to purchases of municipal and corporate debt securities totaling $1.5 million, offset partially by maturities and pay-downs on those securities. Held-to-maturity securities totaled $413,000 at March 31, 2014, a decrease of $420,000 from $833,000 at December 31, 2013 as a result of maturities and pay-downs on those securities and no purchases. The investments in those deposits and securities were based on liquidity, yield and credit quality considerations.

Loans, net of allowance for loan losses, decreased $2.6 million, or 2.2%, to $114.3 million at March 31, 2014 from $116.9 million at December 31, 2013. During the three months ended March 31, 2014, loan originations, advances and purchases were $22.0 million, which were more than offset by $3.2 million in loans sold, $21.3 million of loan repayments and payoffs, net of $82,000 in charge offs and transfers to foreclosed assets of $3,000. The decrease in loans during the three months ended March 31, 2014 was due primarily to decreases in the farmland and agriculture loans totaling $2.2 million. The decrease in those loan portfolios was due in part to sales to Farmer Mac totaling $2.8 million during the quarter.

All other assets, consisting of premises and equipment, Federal Home Loan Bank stock, foreclosed assets held for sale, accrued interest receivable, deferred income taxes, bank-owned life insurance, loan servicing rights and other assets decreased $552,000 to $12.0 million at March 31, 2014 from $12.6 million at December 31, 2013. The largest component of other assets was our investment in bank-owned life insurance, which increased $28,000 to $4.5 million at March 31, 2014. The largest change was in foreclosed assets held for sale, which decreased $328,000 to $3,000 at March 31, 2014 from $331,000 at December 31, 2013 as sales of other real estate owned outpaced transfers of assets to foreclosed assets.

Total deposits increased $195,000 to $133.9 million at March 31, 2014 from $133.8 million at December 31, 2013. The net increase in deposits was due to our strategy to control growth in the current weak lending environment. Federal Home Loan Bank advances decreased $3.3 million to $8.9 million at March 31, 2014 from $12.2 million at December 31, 2013. The Bank maintained sufficient liquidity levels to allow more advances to mature without renewal. Noninterest - bearing liabilities increased $179,000 to $3.9 million at March 31, 2014 from $3.7 million at December 31, 2013. The largest component of noninterest - bearing liabilities is deferred compensation which was unchanged at $2.4 million at March 31, 2014. The largest change was in advances by borrowers for taxes and insurance which increased $186,000 to $544,000 at March 31, 2014 from $358,000 at December 31, 2013, primarily due to typical seasonal fluctuations.

Total stockholders’ equity increased by $146,000 or 0.7% to $20.6 million at March 31, 2014 from $20.4 million at December 31, 2013. The increase in stockholders’ equity for the three months ended March 31, 2014 resulted primarily from net income of $234,000, the recognition of ESOP compensation expense of $18,000, the recognition of stock – based compensation expense related to the 2011 Incentive Equity Plan of $28,000, proceeds from common stock issued upon exercise of options of $47,000 and the increase in other accumulated comprehensive income of $11,000, offset partially by dividends paid of $158,000 and the increase in the contingent repurchase obligation for the ESOP of $34,000.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

General. Net income for the three months ended March 31, 2014 was $234,000 compared to net income of $159,000 for the three months ended March 31, 2013, an increase in net income of $75,000, or 47.2%. The increase in net income was due to an increase in interest and dividend income of $23,000, and decreases in interest expense, provision for loan losses, and noninterest expense of $51,000, $119,000 and $62,000, respectively, partially offset by a decrease in noninterest income of $80,000, and an increase in the provision for income taxes of $100,000.

Interest and Dividend Income. Total interest and dividend income increased $23,000 or 1.4% to $1.7 million for the three months ended March 31, 2014 compared to the same period in 2013. Although average interest-earning assets decreased $2.0 million to $158.0 million for the three months ended March 31, 2014 from $160.0 million for the three months ended March 31, 2013, the average yield increased 11 basis points to 4.24% from 4.13%. This increase reflected the higher average loan demand in our farmland and agricultural loan portfolios. Interest income on securities and other interest-earning assets decreased $6,000 or 5.5% to $102,000 for the three months ended March 31, 2014 compared to $108,000 for the three months ended March 31, 2013, as the average balances of those assets decreased $3.1 million to $38.8 million from $41.9 million, offset partially by an increase in the average yield on those assets of 1 basis point to 1.05% from 1.04%. Interest and fees on loans increased $29,000 or 1.9% to $1.6 million for the three months ended March 31, 2014 from $1.5 million for the same period in 2013, as the average balance of loans increased $1.1 million to $119.2 million, and by an increase in the average yield on loans of 5 basis points to 5.28% from 5.23%.

Interest Expense. Total interest expense decreased $51,000 or 13.0% to $342,000 for the three months ended March 31, 2014 from $393,000 for the same period in 2013. Interest expense on deposit accounts decreased $24,000 or 7.5% to $297,000 for the three months ended March 31, 2014 from $321,000 for the same period in 2013. This decrease was primarily due to a decrease in interest expense on certificates of deposit of $26,000. The average balance in certificates of deposits decreased $1.3 million with the cost of these deposits decreasing 11 basis points to 1.45% from 1.56%. The decrease in interest expense on certificates of deposit was partially offset by an increase in interest expense on savings, NOW and money market accounts of $2,000 to $27,000 for the three months ended March 31, 2014 from $25,000 for the same period in 2013. The average balances of savings, NOW and money market accounts increased $858,000 to $53.3 million from $52.5 million and the cost of these deposits increased 1 basis point to 0.20% during the three months ended March 31, 2014 from 0.19% during the three months ended March 31, 2013. The movement in deposit accounts and reduction in the cost of these funds was the result of our competitive pricing and the renewal of higher cost certificates of deposit at current rates, and execution of our business strategy to focus on growth of our lower-cost core deposits.

Interest expense on Federal Home Loan Bank advances decreased $27,000 to $45,000 for the three months ended March 31, 2014 from $72,000 for the three months ended March 31, 2013, as the average cost of advances decreased 52 basis points to 1.68% for the three months ended March 31, 2014 from 2.20% for the comparable period in 2013, and the average balances of advances decreased $2.4 million to $10.7 million. The decrease in the average balance of FHLB advances was due to adhering to our business strategy to lessen our reliance on FHLB advances. The decrease in the cost of these funds was due to the maturity of higher-cost long-term advances and a larger concentration of lower-cost short-term advances.

Net Interest Income. Net interest income increased $74,000 or 5.9% to $1.3 million for the three months ended March 31, 2014 from $1.3 million for the three months ended March 31, 2013, primarily as a result of an increase in our net interest rate spread of 23 basis points to 3.25% from 3.02%. Our net interest margin increased to 3.38% for the three months ended March 31, 2014 from 3.15% for the three months ended March 31, 2013. The increases in our net interest rate spread and net interest margin reflected the higher average balance of loans in 2014 compared to 2013 from stronger loan demand in the agriculture industry, as well as the increase in the ratio of our average interest-earning assets to average interest-bearing liabilities to 113.88% for the three months ended March 31, 2014 from 113.00% for the same period in 2013.

Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	2014	2013

Allowance at beginning of period	$2,475	$2,550
Provision for loan losses	25	144
Charge-offs:
Real estate loans:
One-to four family	82	79
Home equity line of credit and other 2nd mortgage	—	—
Commercial	—	—
Construction and land development	—	60
Total charge-offs, real estate loans	82	139
Consumer loans:
Purchased indirect automobile	—	8
Other	—	—
Total charge-offs, consumer loans	—	8
Total charge-offs	82	147

Recoveries:
Real estate loans:
One-to four family	11	—
Total recoveries, real estate loans	—	—
Commercial and industrial	—	—
Consumer loans:
Purchased indirect automobile	1	2
Other	1	1
Total recoveries, consumer loans	2	3
Total recoveries	13	3

Net charge-offs	(69)	(144)

Allowance at end of period	$2,431	$2,550

Allowance to non-performing loans	84.35%	44.82%
Allowance to total loans outstanding at the end of the period	2.08%	2.17%
Net charge-offs to average total loans outstanding during the period,
annualized	0.23%	0.49%

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

Based upon our evaluation of these factors, a provision of $25,000 was recorded for the three months ended March 31, 2014, a decrease of $119,000 or 82.6% from $144,000 for the three months ended March 31, 2013. The provision for loan losses reflected net charge offs of $69,000 for the three months ended March 31, 2014, compared to $144,000 for the three months ended March 31, 2013. The allowance for loan losses was $2.4 million, or 2.08% of total loans at March 31, 2014, compared to $2.5 million, or 2.07% of total loans at December 31, 2013. At March 31, 2014, we had identified substandard loans totaling $2.9 million, all of which were considered impaired, and maintained an allowance for loan losses of $158,000 allocated to these loans. At December 31, 2013, we considered all substandard loans totaling $2.8 million impaired and maintained an allowance for loan losses of $96,000 allocated to these loans. We used the same methodology in assessing the allowance for each period.

The allowance as a percent of nonperforming loans increased to 84.35% at March 31, 2014 from 44.82% at March 31, 2013. Nonperforming loans decreased to $2.9 million at March 31, 2014, compared to $5.7 million at March 31, 2013, a decrease of $2.8 million. All nonperforming loans were considered impaired at March 31, 2014 and 2013, and allowances for impaired loans decreased $289,000 or 64.7% to $158,000 at March 31, 2014 from $447,000 at March 31, 2013. Net charge-offs as a percent of average total loans outstanding decreased to 0.23% for the quarter ended March 31, 2014 from 0.49% for the same quarter in 2013, due to a decrease in net charge-offs of $75,000 to $69,000, partially offset by a $1.1 million increase in average loans outstanding to $119.2 million.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2014 and 2013, respectively.

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each loan category to total loans as of March 31, 2014 and December 31, 2013 (dollars in thousands).

	March 31, 2014			December 31, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Real estate loans:
One-to-four-family	$625	25.71%	34.00%	$644	26.02%	33.09%
Home equity line of credit and other 2nd mortgage	333	13.70	6.17	318	12.85	6.49
Multi-family	6	0.25	0.10	6	.24	.10
Commercial	670	27.56	16.38	694	28.04	16.12
Farmland	189	7.77	10.44	208	8.40	11.65
Construction and land development	23	0.94	0.48	—	—	.30
Total real estate loans	1,846	75.93	67.57	1,870	75.55	67.75
Commercial and industrial	112	4.61	5.63	110	4.45	5.38
Agriculture	361	14.85	20.45	377	15.23	20.40
Consumer loans:
Purchased indirect automobile	111	4.57	6.26	117	4.73	6.37
Other	1	0.04	0.09	1	.04	.10
Total consumer loans	112	4.61	6.35	118	4.77	6.47
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$2,431	100.00%	100.00%	$2,475	100.00%	100.00%

The decrease in the allowance for loan losses allocated to one-to-four family real estate loans was primarily due to lower required level of reserves for loans individually evaluated for impairment. The increase in the allowance for loan losses allocated to home equity lines of credit and second mortgage loans was primarily due to higher required level of reserves for loans both individually and collectively evaluated for impairment. The decrease in the allowance for loan losses allocated to commercial real estate loans was primarily due to a decrease in the balance and required reserves for loans classified “watch”. The increase in the allowance for loan losses allocated to construction and land development real estate loans was primarily due to an increase in the balance of that portfolio. The decrease in the allowance for loan losses allocated to farmland and agriculture loans was primarily due to the decrease in the balance of those portfolios.

The following table sets forth information regarding nonperforming assets at the dates indicated (dollars in thousands):

	At March 31, 2014	At December 31, 2013

Non-accrual loans:
Real estate loans:
One-to four-family	$1,972	$2,284
Home equity lines of credit and other 2nd mortgage	588	120
Multi-family residential	—	—
Commercial	—	—
Construction and land development	319	354

Total real estate loans	2,879	2,758

Commercial and industrial	3	3
Consumer loans:
Purchased indirect automobile	—	—
Other	—	—

Total consumer loans	—	—

Total non-accrual loans	2,882	2,761

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—

Total of nonaccrual and 90 days or more past due loans	—	—

Other real estate owned:
One-to four family	—	331
Commercial	—	—

Total other real estate owned	—	331

Repossessed automobiles	3	—

Total non-performing assets	2,885	3,092

Troubled debt restructurings (not included in nonaccrual loans above)	1,228	1,009

Total non-performing assets and troubled debt restructurings	$4,113	$4,101

Total non-performing loans to total loans	2.47%	2.31%
Total non-performing assets to total assets	1.72%	1.82%
Total non-performing loans and troubled debt restructurings to total loans	3.52%	3.16%
Total non-performing assets and troubled debt restructurings to total assets	2.46%	2.41%

Total non-performing assets, including troubled debt restructurings, increased $12,000 and totaled $4.1 million at March 31, 2014 and December 31, 2013, respectively. Total non-performing assets, including troubled debt restructurings, to total assets were 2.46% and 2.41% at March 31, 2014 and December 31, 2013, respectively. Troubled debt restructurings included in nonaccrual loans totaled $1.3 million at March 31, 2014 and December 31, 2013, respectively.

Non-accrual one- to four-family real estate loans totaled $2.0 million at March 31, 2014 and consisted of 16 loans secured by properties located in our market area. Those loans included 6 loans that totaled $979,000 that are troubled debt restructurings, which resulted in charge-offs of $11,000 during the three months ended March 31, 2014. Four of those troubled debt restructurings totaling $602,000 were not performing according to the terms of the restructuring. Non-accrual one- to four-family real estate loans at March 31, 2014 included 5 loans totaling $648,000 that were in the process of foreclosure, and resulted in charge-offs of $35,000 during the three months ended March 31, 2014. Non-accrual one- to four-family real estate loans at March 31, 2014 included 5 other loans totaling $347,000 that were in the process of collection. We have established impairment allowances of $43,000 on the non-performing one- to four-family real estate loans at March 31, 2014. There was 1 one-to four - family real estate loan totaling $223,000 at March 31, 2014, which was previously modified in a troubled debt restructuring, and was returned to accrual status during the three months ended March 31, 2014, and reclassified as a watch loan from a substandard loan.

Non-accrual home equity lines of credit and other second mortgage loans totaled $588,000 at March 31, 2014 and consisted of 8 loans secured by properties located in our market area, including 3 loans which have been completely charged off that were in the process of foreclosure. Non-accrual home equity lines of credit and other second mortgage loans included 5 other loans in the process of collection totaling $588,000. We have established impairment allowances of $112,000 on the non-performing home equity lines of credit and other second mortgage loans at March 31, 2014.

Non-accrual construction and land development loans totaled $319,000 at March 31, 2014 and consisted of a commercial land development loan secured by property in our market area that was refinanced in a troubled debt restructuring in 2011 which provided for both interest rate and maturity concessions. The loan was not performing according to the terms of the restructuring and was in the process of foreclosure.

Other non-performing loans totaled $3,000 at March 31, 2014. We have established impairment allowances of $3,000 on those loans at March 31, 2014.

There was no other real estate owned and repossessed automobiles with a carrying basis of $3,000 at March 31, 2014. Foreclosed assets are carried at estimated fair value less costs to sell.

The following table shows the aggregate principal amount of potential problem loans on the Company’s watch list at March 31, 2014 and December 31, 2013.  Substantially all non-accruing loans, troubled debt restructurings and loans past due 60 days or more are placed on the watch list (in thousands).

	March 31, 2014	December 31, 2013

Watch loans	$3,849	$5,400
Special Mention loans	4,669	5,152
Substandard loans	2,882	2,765

Total watch list loans	$11,400	$13,317

The $1.9 million net decrease in watch list loans during the quarter ended March 31, 2014 is primarily due to a $658,000 net decreases in one-to-four family residential, home equity lines of credit and other second mortgages, and commercial real estate loans included on the watch list during the three months ended March 31, 2014.

Noninterest Income. Noninterest income decreased $80,000 or 32.5% to $166,000 for the three months ended March 31, 2014 from $246,000 for the three months ended March 31, 2013. The decrease was primarily due to a decrease in net realized gains on loan sales of $88,000 for the three months ended March 31, 2014, compared to the same period in 2013. Net realized gains of $4,000 and $55,000 were recognized on loans sold of $3.2 million and $4.9 million for the three months ended March 31, 2014 and 2013, respectively. Net realized gains on loans sales also included the net increase in fair value of mortgage servicing rights of $0 and $37,000 for the three months ended March 31, 2014 and 2013, respectively. Loan servicing fees increased $10,000 to $59,000 for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to a comparable increase in farmland and agricultural loans sold and serviced to Farmer Mac.

Noninterest Expense. Noninterest expense decreased $62,000 or 5.2% to $1.1 million for the three months ended March 31, 2014 from $1.2 million for the three months ended March 31, 2013. Decreases in professional fees, marketing, federal deposit insurance and foreclosed assets, net, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 of $20,000, $21,000, $1,000 and $80,000, respectively, were partially offset by increases in compensation and benefits, occupancy, data processing, office supplies, indirect automobile loan servicing fees and other noninterest expense of $20,000, $12,000, $3,000, $4,000, $1,000 and $20,000, respectively. The decrease in professional fees is primarily due to lower fees incurred to support the Board of Director’s nominees for director in a contested election. The decrease in marketing expense was primarily due to the promotion of a new checking product that initially rolled out in the three months ended March 31, 2013. The decrease in foreclosed assets, net, was due primarily to gains, net of write-downs on foreclosed assets held for sale of $25,000 for the three months ended March 31, 2014, compared to losses and write-downs, net of $50,000 for the same period in 2013.

Provision for Income Taxes. The provision for income taxes was $114,000 for the three months ended March 31, 2014 compared to a provision of $14,000 for the same period in 2013, an increase in provision of $100,000. The effective tax provision as a percent of pre-tax income was 32.8% for the three months ended March 31, 2014, compared to the effective tax provision as a percent of pre-tax income of 8.1% for the same period in 2013. The lower provision for income taxes in 2013 reflects the impact of a $40,000 non-recurring decrease in valuation allowances recorded for deferred tax assets related to capital losses on equity securities compared to none in 2014, and by a higher level of pre-tax income in 2014 as compared to 2013.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $566,000 and $794,000 for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by investing activities consisted primarily of disbursements for loan originations and the purchase of securities and interest-bearing deposits, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and interest-bearing deposits, pay downs on mortgage-backed securities, and redemptions of excess Federal Home Loan Bank stock. Net cash provided by investing activities was $2.4 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by (used in) financing activities was $(3.0) million and $752,000 for the three months ended March 31, 2014 and 2013, respectively.

The Bank is required to maintain regulatory capital requirements imposed by the Federal Deposit Insurance Corporation.  The Bank’s actual ratios at March 31, 2014 and the required minimums to be considered adequately capitalized are shown in the table below.  In order to be considered well-capitalized, the Bank must maintain: (i) Tier 1 Capital to Average Assets of 5.0%, (ii) Tier 1 Capital to Risk-Weighted Assets of 6.0%, and (iii) Total Capital to Risk-Weighted Assets of 10.0%. Accordingly, Harvard Savings Bank was categorized as well capitalized at March 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

	March 31, 2014 Actual	December 31, 2013 Actual	Minimum Required

Tier 1 capital to average assets	10.5%	10.3%	4.0%
Tier 1 capital to risk-weighted assets	13.7%	13.2%	4.0%
Total capital to risk-weighted assets	14.9%	14.5%	8.0%

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.  The following table summarizes these commitments at March 31, 2014 and December 31, 2013 (in thousands).

	March 31, 2014	December 31, 2013

Commitments to fund loans	$17,655	$15,864
Standby letters of credit	128	130

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2014 totaled $37.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Analysis of Net Interest Income and Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Interest-earning assets:
Interest-earning deposits	$6,593	$14	0.85%	$9,856	$20	0.81%
Securities purchased under agreements to resell	24,642	63	1.02%	21,863	44	0.81%
Securities, tax-exempt	4,002	12	1.20%	3,463	9	1.04%
Securities, taxable	2,653	12	1.81%	5,567	34	2.51%
Loans	119,246	1,574	5.28%	118,110	1,545	5.23%
Federal Home Loan Bank stock	870	1	0.46%	1,113	1	0.36%
Total interest earning assets	158,006	1,676	4.24%	159,972	1,653	4.13%
Non-interest earning assets	11,257			11,115

Total assets	$169,263			$171,087

Liabilities and equity
Interest-bearing liabilities:
Savings accounts	$17,712	6	0.14%	$17,119	5	0.12%
NOW and money market accounts	35,613	21	0.24%	35,348	20	0.23%
Certificates of deposit	74,718	270	1.45%	75,987	296	1.56%
Federal Home Loan Bank advances	10,704	45	1.68%	13,120	72	2.20%
Total interest-bearing Liabilities	138,747	342	0.99%	141,574	393	1.11%
Non-interest-bearing deposits	6,255			5,919
Other non-interest-bearing liabilities	3,649			3,784
Total liabilities	148,651			151,277
Equity	20,612			19,810

Total liabilities and equity	$169,263			$171,087

Net interest income		$1,334			$1,260

Interest rate spread			3.25%			3.02%

Net interest margin			3.38%			3.15%

Average interest earning assets to average interest-bearing liabilities			113.88%			113.00%

The following table sets forth the changes in interest income and interest expense resulting from the changes in interest rate and changes in volume of the Company’s interest-earning assets and interest-earning liabilities (in thousands).

	Three Months Ended March 31, 2014 Compared to 2013 Increase (Decrease) Due to
	Rate	Volume	Net

Interest income:

Interest-earning deposits	$1	$(7)	$(6)
Securities purchased under agreements to resell	13	6	19
Securities, tax-exempt	—	3	3
Securities, taxable	(7)	(15)	(22)
Loans	14	15	29
Federal Home Loan Bank stock	—	—	—

Total	21	2	23

Interest Expense:

Savings accounts	1	—	1
NOW and money market accounts	1	—	1
Certificates of deposit	(21)	(5)	(26)
Brokered certificates of deposit	—	—	—
Federal Home Loan Bank advances	(15)	(12)	(27)

Total	(34)	(17)	(51)

Increase (decrease) in net interest income	$(55)	$(19)	$(74)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. During the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVARD ILLINOIS BANCORP, INC.
Registrant

Date: May 9, 2014	/s/ Donn L. Claussen
Donn L. Claussen
President and Chief Executive Officer

/s/ David Dobson
David Dobson
Vice President and Chief Financial Officer